Form 10QSB
period 1995-09-30
FIRST ENTERTAINMENT INC
filed 1995-11-13
CIK 803170

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended       September 30, 1995

Commission file Number     0-15435

                   First Entertainment, Inc.
(Exact name of registrant as specified in its charter.)

    Colorado                   	84-0974303
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

1380 Lawrence Street, Suite 1400			80204
(Address of principal executive offices      (Zip Code)

Registrant's telephone number, including area code:
(303) 592-1235

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common Stock, $1 Par Value - 10,362,570 shares as of
September 30, 1995.









                   PART I. - FINANCIAL INFORMATION
                      FIRST ENTERTAINMENT, INC.
   CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                           (Unaudited)
                              Three months ended  Nine months ended
                                  September 30      September 30
                            1995        1994        1995         1994
REVENUE:
Live Entertainment       $ 236,642   $ 389,318   $ 752,931 $ 1,190,824
Copyrighted properties     322,753           0   1,096,768           0
Radio                      177,877     157,839     498,603     461,006
Video                       25,947           0      30,967      74,426
Other                       12,667       8,490      34,515      36,970
                          ________    ________   _________   _________
                           775,886     555,647   2,413,784   1,763,226
COSTS AND EXPENSES:
Cost of sales-live
entertainment              215,956     356,841     653,120   1,094,860
Cost of sales-copyrighted
properties                 132,597           0     498,668           0
Cost of products sold-
radio                      132,145     128,266     369,147     351,867
Cost of products sold-
video                          163      11,438     112,691     173,768
Depreciation and
amortization                89,201      80,315     290,743     254,633
Selling,general and
administration             708,596     266,052   2,112,377     574,062
                         _________  _________  ___________  _________
                         1,278,658     842,912   4,036,746   2,449,190

LOSS FROM OPERATIONS      (502,772)  (287,265) (1,622,962)   (685,964)
OTHER INCOME (EXPENSE)
Interest expense           (50,780)   (45,054)   (105,287)   (140,964)
Gain on restructuring
of debt                          0          0           0       7,045
Other                        2,138        806       3,738        1004
                          ________    _______   _________    ________
NET LOSS BEFORE MINORITY
INTEREST                  (551,414)  (331,513) (1,723,298)   (818,879)
MINORITY INTEREST IN NET-
LOSS OF SUBSIDIARY          20,900          0      78,950           0
                          _________  _________ ___________   _________
NET LOSS                  (530,514)  (331,513) (1,643,135)   (818,879)
DIVIDEND REQUIREMENTS ON
PREFERRED STOCK            (10,500)         0     (31,500)          0
                          _________  _________ ___________   _________
NET LOSS APPLICABLE TO   $(541,014) $(331,513)$(1,674,635)  $(818,879)
COMMON STOCK
NET LOSS PER COMMON SHARE    $(.05)     $(.05)      $(.17)      $(.13)
WEIGHTED-AVERAGE NUMBER OF
SHARES OUTSTANDING       9,995,510   6,377,018   9,995,510   6,049,465

See accompanying notes to consolidated financial statements.



                            FIRST ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                             September 30, 1995    December 31, 1994
                               ______________      ______________

ASSETS
Current Assets
  Cash and cash equivalents        $ 258,687          $ 185,888
  Trade accounts receivable,
   net of allowance                  326,811            549,834
  Accounts receivable,
    employees                              0              6,088
  Accounts receivables other          14,542             18,995
  Notes receivable, related
    parties                          275,590            200,000
Inventories                        1,737,785          1,881,964
Other current assets                 107,077            108,869
                                   _________          _________
                                   2,720,492          2,951,638

PROPERTY AND EQUIPMENT
 Master Tape Library               1,497,399          1,506,414
 Machinery, production and
  other equipment                  1,084,779            855,687
 Furniture and equipment             303,547            280,058
 Leasehold improvement               245,274            245,274
 Film cost inventory                  95,928             96,532
                                   _________          _________
                                   3,226,927          2,983,965
 Less Accumulated Depreciation    (2,598,187)        (2,369,651)
                                   __________          _________
                                     628,740            614,314

OTHER ASSETS
 License and goodwill, net
  amortization                     1,086,441          1,150,169
 Investment and other                125,000            125,000
 Other noncurrent assets              30,314            117,076
                                  __________         __________
                                   1,241,755          1,392,245
                                  __________         __________
TOTAL ASSETS                      $4,590,987         $4,958,197
                                  ==========         ==========










                        FIRST ENTERTAINMENT, INC.
                        BALANCE SHEET, CONTINUED
                             (Unaudited)



LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Notes payable and current
  portion of long term debt      $ 1,700,467        $ 1,929,838
 Notes payable, related
  parties                                  0             13,167
 Bank Overdraft                            0             40,039
 Accounts payable                    536,480            875,723
 Accrued interest                    340,747            341,069
 Accrued liabilities                 215,927            231,075
 Accrued liabilities, related
  parties                             71,553             34,496
                                   _________          _________
Total Current Liabilities          2,865,174          3,465,407

Long Term Debt, net of
  current portion                     17,197             51,763

 MINORITY INTEREST                         0             78,950

Stockholder's Equity
 Preferred stock, $.001 par value;
  authorized 5,000,000 shares;
 Class A preferred stock, 10,689
  shares issued                           10                 13
 Class B preferred stock, 231,975
  shares issued                          232                232
 Common stock, $.008 par value;
  authorized 50,000,000 shares;
 10,362,570 shares issued             82,900             61,436
 Additional Paid in Capital       11,124,673          8,822,999
 Accumulated deficit              (8,383,997)        (6,709,362)
 Deferred compensation              (312,378)           (10,417)
 Investment in Polton               (318,000)          (318,000)
 Treasury stock, at cost            (484,824)          (484,824)
                                   _________          _________
                                   1,708,616          1,300,641
                                   _________          _________
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                           $ 4,590,987        $ 4,958,197
                                 ===========        ===========

See accompanying notes to consolidated financial statements.



                    FIRST ENTERTAINMENT, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED September 30, 1995 AND 1994
                           (Unaudited)
                                        1995              1994
Cash Flow From Operating Activities:
 Net Income (loss)                     $ (1,643,135)      $ (818,879)
Adjustments To Reconcile Net
Loss to Net Cash from Operations
   Loss on sale of Investments                               118,310
   Minority interest                        (78,950)
   Depreciation and amotization             292,264          254,633
   Common Stock options and
   Common Stock issued for service          561,610           26,764
 Changes in operating assets and
  liabilities (increase) decrease in
   Receivables                              233,564         (237,638)
   Inventories                              144,179          (70,886)
   Other current assets                       1,792          (32,954)
   Other assets                                   0           53,048
  Increase (decrease) in
   Accounts payable                        (146,867)         158,994
   Accrued Liabilities                      (81,466)         (80,973)
   Bank Overdraft                           (40,039)
                                           _________        _________
Net Cash Used In Operating
Activities                                 (757,048)        (467,325)
                                           _________        _________

Cash Flow From Investing Activities:
 Proceeds from sale of investment                            500,000
 Capital expenditures-net                  (156,202)        (227,739)
                                            _________       __________
Net Cash Provided By (used in)
 Investing Activities                      (156,202)        (272,261)

Cash Flow From Financing Activities:
  Advances to affiliates                    (75,590)
  Principal payments on debt                (50,261)        (105,451)
  Proceeds from issuance of
   common stock                           1,111,900          433,051
                                          __________       _________
Net Cash Provided by (used in)
  Financing Activities                      986,049          327,600
                                         __________       __________
Net Increase (Decrease) in Cash              72,799          132,536
Cash and Cash Equivalents,
  beginning of period                       185,888           18,874
                                         __________       __________
Cash and Cash Equivalents,
  End of Period                          $  258,687       $  151,320
                                         ==========       ==========

See accompanying notes to consolidated financial statements.



                     FIRST ENTERTAINMENT, INC.
              NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
                        September 30, 1995


1.General:

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial information is unaudited but includes all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the information set forth. The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements which are included in the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 1994.

The results for the interim period are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1995. The Company believes that the nine month report filed on Form 10-QSB is representative of its financial position and its results of operations and changes in cash flows for the periods ended September 30, 1995 and 1994.

2. Stockholders Equity

In January, 1995, the Company sold 500,000 shares of its resticted common stock in a private placement, resulting in net proceeds of $134,500.

During the nine months ended September 30, 1995 the Company granted stock options for 1,500,000 shares of common stock at exercise prices ranging from $.50 to $1.50.

During the nine months ended September 30, 1995, the Company issued 550,000 shares of common stock for consulting services valued at approximately $530,320.The common stock issued for consulting services were registered in S-8 registration statements and were free trading upon issuance.

During the nine months ended September 30, 1995, common stock options were exercised resulting in a issuance of 1,350,000 shares of common stock and proceeds to the Company of $977,500.

During the nine months ended September 30, 1995, the Company issued 133,800 shares of common stock in settlement of account payable of one of its subsidiaries.

During the nine months ended September 30, 1995 the Company issued 146,500 shares of common stock in settlement of notes payable and accrued interest.

3. Licensing Agreement

In February, 1995, the Company obtained world wide licensing and merchandising rights for the Milwaukee based Indian Motorcycle Company from Australian businessman Maurtis Haymin-Langridge. The licensing and merchandising rights were for a period of five years with an option period for an additional three years. In July 1995, the Company received permission from the bankruptcy trustee to commence licensing as a result of Indian Motorcycle Company obtaining financing in accordance with the bankruptcy settlement, the Company agreed to guarantee payments of up to $2.3 million to bankruptcy creditors.

On October 23, 1995 in a hearing before Bankruptcy Court Judge Henry Boroff, in Worcester, Massachusetts, Indian Motocycle Manufacturing Company Inc.(IMMCI, the Chapter 11 Debtor) was converted to a Chapter 7 bankruptcy and all of its assets, including the trademark assets, were transfered to the property of the Chapter 7 estate. The effect of this decision was to put into question the Company's previous licensing agreements.

The Chapter 7 trustee, now in control of the trademark rights, has entered into a contract of sale of the Chapter 7 estate with MBL, Investements, Inc. This sale is awaiting approval of the Court pursuant to Section 363 of the Bankruptcy Act.

MBL Investments, Inc. has reached an agreement with the Company that if MBL is successful in the purchase of the Trademark Assets from the Bankruptcy Trustee, MBL will convey the licensing rights to the Company, previously entered into with IMMCI and IMC.

4. Kodak Video Trips

In January, 1995 the Company was informed that Woodknapp and Company, the Company's exclusive U.S. distributor of Video Trips, had ceased operations and would no longer honor its contract with the Company. The Company has negotiated the terms of a new licensing agreement with Kodak for use of Kodak name and logo.

On July 11, 1995 the Company sighned a three year distribution agreement with Fox Lorber whereby Fox Lorber will test the distribution of 12 video trip titles in the North America. The Company will receive advance royalties of $25,000 and will receive royalties of 7.5% of gross sales. Fox Lorber will have the right to acquire the remaining 28 video trip titles and extend the term of the agreement from three years to seven years with an additional advance royalty payment of $58,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION

For the three months ended and the nine months ended September 30, 1995 the Company incurred losses of approximately $530,500 and $1,643,100, respectively, compared to a loss of $331,500 and $818,900 for the three months and nine months ended September 30, 1994, respectively. The increase in the net loss in each quarter of 1995 as compared to 1994 is due to inclusion of Image Marketing, a new majority owned subsidiary, and increased general and administrative costs resulting from compensation expense recorded in connection with the issuance of common stock and common stock options of approximately $484,000. Image Marketing was acquired in September, 1994 therefore the quarter ended September 30, 1994 does not include any results of operations of Image Marketing and for the nine months ended September 30, 1995, Image had a net loss of approximately $542,000.

Overall, revenues increased by approximately $650,000, from $1.8 million in 1994 to $2.4 million in 1995. Substantially all of the increase is from copyrighted properties revenue which increased by approximately $1.1 million as compared to the period ended September 30, 1994. Although radio sales increased by approximately $37,000 and video sales decreased by approximately $34,000. The reduction in video sales is due to the loss of the Company's exclusive U.S. distributor in January, 1995. The decrease in live enter-tainment revenues was due to the closure of the Tampa Comedy Works at the end of January, 1995. The Tampa club was closed due to declining attendance. Overall the industry has seen a decline in comedy club attendance over the past two years across the country. The Denver Comedy Club though has been able to retain attendance even in lieu of the industry decline.

As a result of the decline in video sales and live entertainment sales in 1995, cost of goods sold for video and live entertainment also declined proportionate to the decline in revenues.

Cost of goods sold radio, increased only slightly comparing 1995 to 1994.

Depreciation and amortization expense increased comparing 1995 to 1994 due to shortening the amortization period of goodwill to ten years and the inclusion of Image Marketing which had depreciation of $38,500 for the nine months ended September 30, 1995.

General and administrative costs increased $1.5 million in 1995 as compared to 1994. The major reason for the increase is due to compensation expense recorded in the nine months of 1995 in the amount $484,000 in connection with common stock and common stock options granted and inclusion of Image Marketing which increased general and administration costs by $1 million. The Company is continuing in its efforts to reduce over-head costs wherever possible.

Interest expense is decreased slightly in 1995 over 1994 as a result of a reduction in notes payable and long term debt.

Liquidity and Capital Resources

As of September 30, 1995, the Company had a working capital deficit of approximately $144,700, an improvement of $369,100 over the working capital deficit at December 31, 1994 of $513,800. The Company has current maturities of long term debt and notes payable totaling $1.7 million that are due in 1995 and the Company is currently negotiating with the lenders to refinance the loans with extended payment terms. The improvement in the working capital deficit is the result of proceeds from sale of common stock of $1.1 million in 1995.

Net cash used in operations for 1995 was $757,048 as compared to $467,325 in 1994. The increase in cash used inoperating activities is primarily the result of losses incurred by Image which was not included in results of operations for the nine months ended September 30, 1994 because it was not acquired until September 6, 1994. In the first nine months of 1995 the Company has been successful in raising approximately $1.1 million in equity financing which was used primarily to finance the net cash used in operations and advances to affiliates of $75,000. In addition the Company has been able to issue common stock for services thereby reducing the need for cash.

The Company's ability to continue as a going concern will largely depend on its ability to generate working capital through debt or equity financing and profitable operations. Working capital deficiencies have hindered the Companies ability to fund certain business segments. Currently the Company has bank debt of $1.7 million which is currently due and due later in 1995. Working capital is needed to further develop the Kodak Video Trips and the copyrighted properties lines of business. The copyrighted properties line of business continues to loss money despite the Companys continued funding efforts. The Company must decide if continued funding is appropriate or if some other course of action is necessary. The creation and development of the new Indian Motorcycle art, publishing, food, beverage, snacks, toys, collectible and fashion products will require a significant capital infusion. The likelihood of obtaining the necessary equity financing is uncertain at this time.




                   PART II - OTHER INFORMATION


Item 1   Legal Proceedings
          None

Item 2:   Changes in Securities
          None

Item 3    Defaults upon Senior Securities
          None

Item 4:   Submission of Matters to a Vote of Security Holders
          None

Item 5:   Other Information
          None

Item 6:   Exhibits and Reports on Form 8-K

    (A)   Exhibits
          None

    (B) Reports on Form 8-K dated January 17, 1995 and February 27, 1995 were filed during the period ended September 30, 1995.


























                    FIRST ENTERTAINMENT, INC.

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   FIRST ENTERTAINMENT, INC.
                                   Registrant
November 10, 1995                   A.B. Goldberg
Date                               A.B. Goldberg
                                   Principal Executive Officer