Form 10QSB/A
period 1995-09-30
FIRST ENTERTAINMENT INC
filed 1996-01-18
CIK 803170

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB/A


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




                                   FIRST ENTERTAINMENT, INC.
                                   Registrant
January 18, 1996                   A.B. Goldberg
Date                               A.B. Goldberg
                                   Principal Executive Officer