Form 10KSB
period 1995-12-31
FIRST ENTERTAINMENT INC
filed 1996-04-15
CIK 803170

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549

                         Form 10-KSB

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                         [FEE REQUIRED]

                    For the Fiscal Year ended:

                         December 31, 1995

                                 OR

          [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                              [NO FEE REQUIRED]
                         Commission File No. 0-15435

                    FIRST ENTERTAINMENT, INC.
     (Name of Small Business Issuer as Specified in its Charter)

          Colorado                                   84-0974303
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                    Identification Number)

                    1380 Lawrence Street, Suite 1400
                         Denver, Colorado 80204
          (Address of Principal Executive Offices, Including Zip Code)

Registrant's telephone number, including area code:  (303) 592-1235

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.008 Par Value
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No

Check if there are no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference n Part III of this Form 10-KSB or any
amendments to this Form 10-KSB.  [   ]

State issuer's revenues for its most recent fiscal year. $1,816,860

As of February 29, 1996, there were 2,621,669 shares of common stock (the Registrant's only class of voting stock) outstanding. The aggregate market value of the 2,297,696 shares of common stock of the Registrant held by nonaffiliates on February 29, 1996 was approximately $4,595,392 (based on the mean of the closing bid and asked prices).

Documents incorporated by reference:  None


INDEX TO FORM 10-KSB


PART I

     Item 1               Description of Business

     Item 2               Description of Property

     Item 3               Legal Proceedings

     Item 4               Submission of Matters to a Vote of
                          Security Holders

PART II

     Item 5               Market for Common Stock and Related
                          Stockholder Matters

     Item 6               Management's Discussion and Analysis or
                          Plan of Operation

     Item 7               Financial Statements

     Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

     Item 9               Directors, Executive Officers, Promoters and
                          Control Persons

     Item 10              Executive Compensation

     Item 11 Security Ownership of Certain Beneficial Owners and Management

     Item 12              Certain Relationships and Related Transactions

PART IV

     Item 13              Exhibits, Lists and Reports on Form 8K
                          A)     Exhibits
                          B)     Reports on Form 8-K


PART I


Item 1.     Business

First Entertainment, Inc. (the "Company" or "FTET") was incorporated under the laws of Colorado on January 17, 1985. Currently, the Company is a multi-media entertainment conglomerate, holding controlling interests in four distinct segments. The four segments, which are overviewed by the parent company, FTET, are known as "Video," "Radio," "Film," and "Live Entertainment". In November 1995, the Company determined to discontinue the operations of its copyrighted properties segment. Initially, the Company's business consisted of the production of pre-recorded travel guides and special interest videos. In 1987, the Company entered the radio broadcasting business by acquiring Quality Communications, Inc., a Wyoming corporation pursuant to which the Company operates the radio segment of its business. In 1992, the Company acquired a controlling interest in First Films, Inc., a publicly held Colorado corporation, under which its film and live entertainment operations are undertaken and in 1994, acquired a controlling interest in Image Marketing Group, Inc., an art publisher.

Video

Initially, the Company entered the pre-recorded videocassette product market through the design, production and distribution of pre-recorded videocassette travel guides and later expanded into production and distribution of special interest videocassette productions. In June 1986, the Company entered into a trademark licensing agreement with Rand McNally, providing the Company the right to use the Rand McNally name worldwide for its Video Trip product.

In 1993, the Company negotiated the termination of its relationship with Rand McNally. In July 1993, the Company entered into a new agreement, entitling it to use the KODAK trademark of Eastman Kodak Company for video through its exclusive U.S. distributor, Woodknapp and Company, Inc. This agreement allowed Woodknapp and Company, Inc. to become the exclusive domestic distributor for the Company's Video Trip product and allows the Company to receive sponsorship assistance from Eastman Kodak Company.
This agreement allowed the Company to pass through some of the costs of packaging, marketing and distribution to Woodknapp, who is one of the largest distributors of special interest video in the United States. The Company bore the expense of editing the Rand McNally trademarks from the programs. This editing was completed in December 1993 and shortly thereafter, Woodknapp released, domestically, the first of five release groups created from the Video Trip library. In January 1995, the Company was informed that Woodknapp and Company, Inc. had ceased operations and would not be able to honor its contract as the Company's exclusive U.S. distributor of Video Trips. The Company feels that because of cash flow problems of Woodknapp they were not able to effectively market their Video Trips in 1994.

In 1995, the Company signed a three year distribution agreement with Fox Lorber, whereby Fox Lorber will test the distribution of 12 video trip titles in North America. The Company received an advance royalty of $25,000 and will receive royalties of 7.5% of gross sales. Fox Lorber will have the right to acquire the remaining 28 video trip titles and extend the term of the agreement from three years to seven years with an additional advance royalty payment of $58,000.

Fox Lorber has distribution rights for sales of video trips outside the United States.

For all tapes, the Company provides scripting, editing and post-production services. The Company utilizes independent contractors for the on-line phase to edit, sound record, and generate graphics. All work performed by independent contractors was under the direct supervision of the Company's in-house producer.

The Company holds several special interest titles, including three titles on the motorcycle rally in Sturgis, South Dakota. The Company is attempting to market these tapes through its established distributor network.

Radio

In October 1987, the Company entered the radio broadcasting business through the acquisition of Quality Communications, Inc. ("Quality Communications"), a Wyoming corporation. At that time, Quality Communications owned and operated three radio stations, which serve markets in Northeast Wyoming and central Iowa. In August 1989, the Company sold two radio stations in Boone, Iowa.

The Company, through Quality Communications, operates a radio station, 100.7, The Fox, located in Gillette, Wyoming.

In November 1993, the Company changed the music format of the radio station formerly known as KGWY, or Y-100, from a top-40 station to a format known as the "Heart of Rock." In February, 1995 the format was changed again to contemporary country. The changes have had a positive effect on its market share and gross revenues. Independent market surveys show the radio station has approximately 44% of the market in Gillette, Wyoming.

Film

On February 22, 1991, the Company entered into a Letter of Intent to combine with First Films, Inc. ("FFI") of Denver, Colorado. In December 1992, the Company exchanged 600,107 shares of its common stock in exchange for 400,885,600 shares of the outstanding common stock of FFI held by FFI principal shareholders. This represented approximately 80.1 percent, or controlling interest in this publicly held company. FFI was incorporated under the laws of the state of Colorado on April 29, 1986 and is in the business of developing, financing, and producing low-budget motion pictures for the domestic and foreign theatrical distribution and other licensing on pay-cable network and syndicated television on video cassette and discs, and other media. In 1987 and 1988, its wholly-owned subsidiary, Flash Features Corporation, produced three low-budget films for the direct-to-video marketplace and for licensing to television and other media throughout the world.

FFI produced one film for theatrical release in 1989, "The Amityville Curse" produced in association with Allegro Films of Montreal, Canada.
The film has been licensed to The Image Organization, Inc. of Los Angeles, California, for foreign distribution and to Vidmark, Inc. of Santa Monica, California for domestic distribution.

In October 1991, FFI, through Flash Features Corporation, formed a partnership with Postcard Pictures for the purpose of producing a movie titled, "Almost Blue." The film was completed in early 1992. The film's production cost was approximately $700,000, with Flash Features corporation contributing services as well as $25,000 in cash. Flash Features Corporation is entitled to approximately 37.5 percent of the film's net revenues to the producer after repayment of the investor's deferred payment participation.

The picture was released for video distribution in August 1993. While the film received positive reviews from certain film critics, to date the film has had limited commercial success. Flash Features Corporation does not anticipate that the revenues the partnership may receive will be sufficient to retire the existing indebtedness of the partnership.

FFI has not produced any films since 1992 but continues to evaluate opportunities as they become available.

Live Entertainment

FFI owned and operated two comedy clubs, one located in Denver, Colorado and one in Tampa, Florida. The Tampa, Florida, club was closed on January 29, 1995 due to less than expected attendance.


The goal of this division is to produce first-rate shows in the theater environment. Revenues are generated through both ticket sales at the door and beverage and food sales at tables. Clubs are open to the public only for shows, which last from 1 to 2 hours each, and number as many as three per night. Non-show times are devoted to preparing and producing a show that changes completely each week, in promoting and marketing the nightclub.

FFI acquired 100 percent of the outstanding stock of Comedy Works, Inc., a Colorado corporation, on September 13, 1990 in an exchange for 200,000,000 shares of common stock. Comedy Works was incorporated in 1982 and has operated from its Larimer Square, Denver, Colorado location since that time. Comedy Works Larimer Square typically has ten shows per week and has averaged over 2,000 customers per week for the past eleven years.

FFI acquired 100 percent of Comedy Core, Inc., a Colorado corporation, in September 1990. Comedy Core had provided the management and consulting services, as well as booking talent and providing promotional services to the above-mentioned nightclubs but since 1994 has been inactive as these services are provided by FTET, the parent Company.

Other Business Development

Balzac

On April 11, 1996 the Company acquired certain assets from Balzac, Inc., a private company which manufactures and distributes toys, including a product line of toy balls. The assets and rights acquired consist of the following: inventory of Balzac toys, the exclusive license of Balzac for Australia, Atlanta Distributorship for the Olympics, Jason Carson Employment Agreement, Joseph Gabriel Secrets of Magic, distributor of Balzac in Japan, World of Balzac TV Show, five additional Balzac venues to be determined by Balzac over the next 18 months.

The exclusive license agreement for Australia was acquired for $800,000 and is payable within five years based upon a formula of 60% of net profits from the sale of Balzac products in Australia. The other assets and rights were acquired by issuing 1,100,000 shares of the Company's restricted common stock valued at $1.6 million. In addition, the Company granted a stock option to Balzac to purchase 750,000 shares of common stock at $11 a share, and an option to purchase an additional 750,000 at $19 a share. The options will expire in five years. Additionally, the Company and Balzac agreed to negotiate options for an additional 1,500,000 at such time and upon such terms and conditions as the parties may mutually agree.

The Company considers the acquisition of the rights and assets from Balzac an opportunity to substantially increase revenues and ultimately achieve profitability. Balzac toys are sold in theme parks in the United States such as Walt Disney World and Universal Studios in Orlando Florida and Paramount Parks. In addition, Balzac toys are sold in retail stores such as Toys-R-Us and FAO Schwartz.

Since its introduction in Australia in 1990, when it was named the Outdoor Toy of the year, millions of Balzac products have been sold. In 1996, working with Funtastic, a major Australian Toy Distributor, Balzac Boutiques are planned for over 20 stores as well as general distribution in the mass marketplace. Funtastic is also working to secure a position in the Warner Park in Australia, one of the largest amusement parks on the continent.

The Company also acquired Balzac's agreement with Mitsui and Company, Ltd. to distribute the product in Japan. Mitsui's distributor agreement is for a period of two years and commenced January, 1996. Mitsui is one of Japan's largest trading companies with 1995 revenues of $195 billion. Mitsui will distribute the Balzac products throughout all of Japan, including toy stores, boutiques, theme parks, etc.

Balzac has joined forces with Second City Television, the legendary comedy group who gave the world such comedic stars as John Belushi, Martin Short, and John Candy, to develop a new breed of children's television. Plans are underway to produce a series of programs including a weekly show called the "World of Balzac". The Company acquired the merchandising rights for the characters in the "World of Balzac". In addition the Company will assist in the production of the World of Balzac series.

The TV series will bring Balzac to a new level of awareness and merchandising. The new public awareness and demand of Balzac products will assist the Company in obtaining additional venues for the sale of Balzac products in other major theme parks such as Six Flags over Texas, and Busch Gardens.

The Company has also acquired the video "Secrets of Magic" by Joseph Gabriel and will arrange with distributors to have the video distributed domestically and internationally. The video is currently in post production and the initial phase of packaging has been completed. The Company will receive a royalty of 7% of wholesale price for domestic sales and the difference between Balzac's cost and the wholesale price to the distributors for foreign sales.

By acquiring a substantial amount of Balzac inventory for stock the Company has reduced its cash investment needed for this deal. The additional cash realized from the sale of Balzac products will allow the Company to expand existing lines of business and other opportunities as they become available.

Although the Company expects to be profitable by the end of 1996, as a result of these new opportunities, there can be no assurance that it will achieve profitability.

After many years of operating losses the Company hopes to build shareholder value through profitability in future years.

DCC Compact Classics

The Company acquired 33 percent of the outstanding common stock of DCC Compact Classics, a publicly held Colorado corporation, in late 1992. DCC Compact Classics was a producer and distributor of music that is a compilation of classic rock, jazz and contemporary artists that are released on compact discs. In fiscal 1993, the Company and DCC were involved in litigation (see Item 3) and in October 1993, an agreement was entered into between the Company and DCC's principal shareholder and CEO, Marshall Blonstein. Pursuant to this agreement, the Company issued an option to Mr. Blonstein to repurchase the common stock acquired by the Company for $0.41 per share. The option was for 15 months, expiring in January 1995. Mr. Blonstein paid the Company $10,000 to secure this option. During 1994, Mr. Blonstein exercised his option purchasing the 33 percent interest from the Company for $504,000.

Interactive Video Technologies

In May 1992, the Company purchased five percent, or 130,150 shares, of Interactive Video Technologies ("IVT"). IVT was in the business of providing on line interactive products to cable system operators. In, October, 1995 IVT terminated its operations and the Company wrote off its investment of $125,000.

Polton Records

On May 10, 1994 the Company purchased an 80 percent interest in the Polton Corporation, by issuing 75,000 shares of its restricted common stock. In addition, the Company advanced Polton $200,000 for working capital. Through a subsidiary, Polton has the exclusive rights in Poland to make and distribute compact discs and cassettes for Warner Music labels, including Warner Brothers, Elektra, Atlantic, and East West. Warner Brothers has a 22 percent worldwide market share for pre-recorded music.


In September 1994, a dispute arose with Mr. Gary Firth, the President of Polton, regarding the Company's acquisition of 80 percent of the outstanding common stock of the Polton Corporation. Because the Company did not have the ability to exercise significant influence over operating and financial policies, Polton was accounted for using the cost method and the results of its operations are not included in the consolidated results of operations of the Company.

In November, 1995 Polton and the Company entered into an agreement whereby Polton would return the 75,000 shares of the Company's common stock and the Company would return its shares of Polton common stock and Polton agreed to pay $100,000 of the $200,000 working capital advance. Polton had 60 days to sign the agreement and on January 16, 1996 Polton signed the agreement, returned the 75,000 shares of common stock and paid $100,000 in settlement of their $200,000 outstanding payable to the Company.

Image Marketing Group

On September 6, 1994, the Company acquired an 84 percent interest in Image Marketing Group, Inc. ("Image"). The Company issued 248,297 shares of its restricted common stock in exchange for 1,986,374 issued and outstanding shares of Image. In addition, the Company issued 231,976 shares of its Class B preferred stock in exchange for all the issued and outstanding preferred stock of Image and approximately $420,000 of related party debt.

Building on a forty year experience as a leading art publisher, Image had expanded its business activity to include the development and exploitation of copyrighted properties in multi-media marketing formats. In 1994, Image obtained the rights to both create the Harley-Davidson Fine Art Collection and the Harley-Davidson Fine Art Show. Last year was Norman Rockwell's 100th anniversary and Image had licensing agreements with Curtis Archives to publish all of Rockwell's Saturday Evening Post covers.

Image had a substantial amount of working capital invested in inventory items that were not selling therefore it was unable to recover its investment in inventory or reinvest in new images from the sale of existing inventory. FTET invested approximately $700,000 in Image in an effort to generate sales through introduction of new image to customers. Image was unable to generate enough sales or liquidate its inventory to generate working capital to support continued operations. Since 1993, Image has had losses from operations and at the time it was acquired by the Company was in need of working capital to finance inventory growth. Even with a working capital infusion of approximately $700,000 Image continued to incur losses as a result of declining sales. In November, 1995 it was determined that additional working capital would not be advanced to Image and that the Company would terminate operations and seek a buyer for Image. The discontinuance of operations of Image resulted in a loss of approximately $2.2 million for the year ended December 31, 1995 of which $1.6 million represents the write down of assets to their net realizable value.

The results of operations of Image for the year ended December 31,1995 and 1994 are disclosed in the accompanying statements of operations as discontinued operations.

Indian Licensing

In February 1995, the Company signed a series of agreements giving it a five-year exclusive worldwide licensing and merchandising rights for the Indian Motor Company, which included a three-year option, as well as the exclusive rights to develop, operate, and franchise the Indian Motor Company Diners or Cafes. These rights required the approval of the bankruptcy court and would take effect when the Company assisted in its commitment to help the various Indian companies come out of bankruptcy.

In a bankruptcy settlement, Australian businessman Maurits Hayim-Langridge and his associates agreed to pay a maximum of $2.31 million to creditors of several Indian Motorcycle Companies. In connection with this Plan of Reorganization, the Company had offered to guarantee payments of the $2.31 million, in exchange for exclusive worldwide licensing rights. The Bankruptcy Court has still not approved a plan of reorganization with Hayim-Langridge.

In October, 1995 in a hearing in Worcester, Massachusetts, Indian Motorcycle Manufacturing Company, Inc., the grantor of the exclusive licensing agreements, was converted to a Chapter 7 bankruptcy and all of its assets including the trademark, were transferred to the property of the Chapter 7 estate. The effect of this decision was to put into question the validity of the Company's licensing agreements entered into in February, 1995, since they were never approved by the bankruptcy court. There can be no assurance that the Company's rights under these prior agreements can be preserved.

In January, 1996, in the Massachusetts Bankruptcy Court, the trustee for Indian Motorcycle Company, Inc., Indian Motorcycle Apparel and Accessories Co., Inc. and Indian Motorcycle Manufacturing Company, Inc. (collectively referred to as the "Chapter 7 debtors") and the receiver for Indian Motorcycle Manufacturing Company, Inc.("IMMCI"), agreed to a plan for the coordinated sale of The Indian Trademark and other trademark related assets. The Plan is intended to unite in a single entity, a newly formed entity, all of the claims of the Trademark owned by IMMCI and the Chapter 7 debtors. The Trustee for the Chapter 7 debtors and the Receiver for IMMCI will solicit bids from prospective purchasers of the newly formed entity. Bids will specify the percentage ownership of the new entity which the purchaser desires to acquire, as well as the proposal purchase price. The new plan of reorganization currently before the court supersedes the previous plan submitted by Maurits Hayim-Langridge.

The Company intends to assemble a group which will submit a bid to purchase a controlling interest in the new formed entity although there can be no assurance that the Company will be successful in acquiring an interest in the new entity.

Competition

Video

The production and marketing of pre-recorded video cassettes is a highly competitive business. The Company vies with many companies and individuals that have substantial experience in acquiring, producing and distributing such products. Most have resources substantially greater than those of the Company. These competitors include both large and small independent production companies, television and film studios, and others. The Company knows of numerous other videocassette travel guide series (including International Video Network's Video Visits, Travelview, Laura McKenzie's Travel Guide and Fodor's Travel Video); however, the Company believes that the Kodak name and the quality of its programs set it apart from its competitors.

Radio

100.7, "The Fox" competes with seven other signals available in the area. Two of these radio signals originate from Gillette, Wyoming. The Company presently enjoys the largest share of the market, estimated to be 44 percent.

Film

Competition is intense within the motion picture industry and between that industry and other entertainment media. First Films was in competition with major studios, as well as independent motion picture companies for the acquisition of creative and technical personnel. First Films also competed for distribution arrangements and for the public's interest in the creative properties. Most of the organizations with which First Films was in competition have far greater financial and creative resources and larger staffs.

These organizations have longer operating histories, which may be a significant factor in attracting properties, personnel, distribution agreements, and third-party financing.



Live Entertainment

Competition is intense in the comedy and music night club entertainment industries. On a national level, the Live Division competes for entertainers with companies that are better capitalized, highly visible and have longer operating histories and larger staffs in their respective locations. None of the national comedy clubs have locations in Denver, Colorado. Comedy Works Larimer Square has been in business in Denver, Colorado for 13 years and the Company believes it to be the highest revenue-producing comedy club in the area. The Company believes that Comedy Works Larimer Square provides higher-quality acts than its local competitors, reflected in the fact that it charges approximately twice the admission price of its local competitors. The two main competitors of Comedy Works Larimer Square are both individually-owned and located in shopping centers in the suburbs, while Comedy Works is located in the downtown Denver area.

In January 1995, the Company decided to close the Tampa, Florida, Comedy Works due to declining attendance. The club competed with two locally owned clubs which were located in a shopping center and a hotel. The Company determined the Tampa market could not sustain three comedy clubs.

Licenses

The Federal Communications Commission (FCC) issues radio broadcasters a license to operate within their assigned frequency for seven years. These licenses upon application are renewable for additional seven year periods. The FCC issued KGWY its original license on October 1, 1983, to operate at a frequency of 100.7 MHz, 24 hours a day, at 100,000 watts of effective radiated power. It was subsequently reissued in October of 1990. It will be up for renewal again on October 1, 1997. During the renewal process the public has an opportunity to express its opinion of how well the particular station is servicing its broadcast area. Extreme public negativity during this period can hold up the reissuance process. In addition, frequent violations of FCC rules and regulations can be cause for the denial of the station's license renewal.

The FCC allots a certain number of frequencies for each broadcast area, based upon community need, population factors and the determination of the economic viability of another station in the designated region. Currently there are no other licenses available in the Gillette area. It is possible to request the FCC reconsider opening up further frequencies through its rule making body, but this can be a time consuming process. All sales of stations and subsequent transfers of licenses must be approved by the FCC.

Seasonality

Video

Although revenues are spread over the entire calendar year, historically the third quarter generally reflected the highest revenues for each year due to increase in wholesale buying for the holiday season.


Radio

Although revenues are spread over the entire calendar year, the first quarter generally reflects the lowest and the fourth quarter generally reflects the highest revenues for each year. The increase in retail advertising each fall in preparation for the holiday season, combined with political advertising, tends to increase fourth quarter revenues.

Film

Seasonality has almost no effect, other than to decide when the release of a specific product may come; therefore, delaying revenues would be the only significant seasonal trend.


Live Entertainment

The Company has found that its highest-revenue months are from July 15 to October 15 of each year. From approximately May 15 to July 15 of each year, business is typically down 30 percent over average, primarily because customers prefer outdoor activities at that time of year. During the holiday season, management has found a slight increase due to once-a-year customers, on vacation or hosting visiting friends or relatives.

Employees

First Entertainment, Inc.

Currently, FTET, the holding company, employs one executive. The holding company contracts the accounting and administrative function to a company owned by the former president.

Video

The Company does not have any video employees, but rather relies upon its distribution for video sales.

Radio

The Company employs approximately five full-time employees and eight part-time employees. Of the full-time employees, they are engaged mainly in the administrative radio operations and sales. The part-time employees are engaged in the on-air activities as on-air personalities.


Film

Currently, the Company is not in production. This division is overseen by the administrative staff in the parent company.

Live Entertainment

This division has three full-time employees and approximately 20 part-time employees. Full-time employees are management staff and part-time employees are waitresses, bartenders, and door personnel.

Copyrighted Properties

Image had employed two executives, 10 full time employees and 3 part time employees, until it terminated all employees in April, 1996.


Item 2.     Properties

First Entertainment, Inc.

The Company's executive offices are located at 1380 Lawrence Street, Suite 1400, Denver, Colorado and are leased under the terms of a 66-month lease, which terminates in March 1997. Monthly rental is approximately $4,100.

Video

The Company's video operation is housed in the executive offices at 1380 Lawrence Street, Suite 1400, Denver, Colorado. The production facilities for the Video Division are located in Casper, Wyoming, in the home of the producer. The Company pays no rent for its production facilities.

Radio

The Company has facilities in Gillette, Wyoming which house the radio station, 100.7, The Fox. The facilities were leased under a 10-year lease agreement, which commenced in August 1986, with a trust, whose trustee was the president of the Company until 1992. Annual rent was approximately $21,000. In addition, the radio station leased its FM tower site from a ranch owned by the former president's wife for an annual rent of $5,400. In April, 1996 the Company purchased the land and building which houses the radio station for $350,000 and the land under which the FM tower sits for $125,000 by issuing common stock valued at $325,000 and a mortgage for $150,000.

Film

The Film Division is housed entirely at the 1380 Lawrence Street, Suite 1400 location. It is currently using approximately 5 percent of the space provided at this location.

Live Entertainment

The Live Division rents one facility. Comedy Works Larimer Square leases its premises under the terms of a five-year lease, which commenced in March 1994. The monthly lease payments are based upon approximately six percent of gross revenues. The Tampa Comedy Works which closed January 1995 had leased its space on a month-to-month basis.


Image Marketing

Image leases a building from two of its former stockholders under the terms of a 25-year lease which terminates in June, 2004. The lease agreement provides for annual rent of approximately $250,000. In connection with the termination of operations of Image, it has entered into a verbal agreement with a prospective buyer to acquire certain assets of Image by assuming certain secured bank debt and certain accounts payable. In addition, the buyer will also acquire the building owned by the two former stockholders of Image. Upon completion of the sale of the building, the lease obligation will be terminated and the building will be occupied by the new purchaser. Accordingly, the lessor has waived any remaining lease payments.

Item 3. Legal Proceedings

First Entertainment

First Entertainment knows of no litigation pending, threatened, or contemplated, or unsatisfied judgments against it, or any proceedings of which First Entertainment or any of its subsidiaries is a party, except as specified below. First Entertainment knows of no legal actions pending or threatened, or judgment entered against any of its officers or directors or any of its subsidiaries in their capacities as such, except as specified below.

The Company has filed several small claims suits against clients, advertisers who have been unable or unwilling to pay their obligations. All of these have been successfully settled to the Company's satisfaction.

In December 1994, the Company filed a lawsuit against Mr. Gary Firth and his legal counsel regarding a dispute with Mr. Firth and the Company's acquisition of 80 percent of the outstanding stock of The Polton Corporation. In November, 1995 the Company reached a settlement with Mr. Firth in which Mr. Firth agreed to return the shares of the Company's Common stock and pay $100,000 in full settlement of a $200,000 note receivable.

In January, 1996 the Company, AB Goldberg, Harvey Rosenberg and several other unrelated third parties were named as defendants in a lawsuit filed by Sterling Consulting Cooperation as Receiver for Indian Motorcycle Manufacturing, Inc. The Complaint alleges interference by defendants in the business of IMMI, conflicts of interest of AB Goldberg, breach of fiduciary duty, unjust enrichment, and bankruptcy fraud.

The plaintiff is seeking unspecified judgment to be proven at trial for actual damages, treble damages, punitive damages, attorneys fees, pre and post judgment interest, cost, expenses and such other and further relief as the Court deems just and proper.

The Company believes that these allegations are without merit and intends to defend this case vigorously. The Company does not believe that this litigation will have a material adverse impact on the financial statements.

On July 5, 1994, Fineley Brothers, Inc. filed suit against Image in Hartford Superior Court, alleging the non-payment of certain invoices amounting to $121,062. Additionally, the amount claimed includes additional expenses of $7,215, interest of $11,263 and all costs of litigation. The entire claim is in excess of $140,000. The Company is disputing some of the charges. However, the Company's accounts payable includes approximately $66,000 of invoices not in dispute, which are also included in the cost of goods sold section of the income statement. The Company has also filed counterclaims alleging conversion of color film separations, unfair and deceptive trade practices, breach of contract and tortuous interference with business and contractual relationships. The Company's total claim is estimated to exceed $750,000. The Company believes it has meritorious defenses, although no assurance can be given to that effect, and intends to vigorously pursue its counterclaim against Fineley Brothers Company, Inc. Any recovery on the counterclaim would be offset against any damages awarded on the complaint. The ultimate outcome of this matter cannot presently be determined.



Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to security holder vote during the fiscal year ended December 31, 1995.

Item 5.     Market for the Company's Common Stock and Related Stockholder
Matters

The Company's common stock is traded on NASDAQ in the over-the-counter market and since October 1988, has been included in NASDAQ. The following table sets forth the high and low bid quotation for the Company's common stock for each quarterly period in 1995 and 1994. As of February 29, 1996, there were approximately 1,100 shareholders of record of the Company's common stock. Holders of common stock are entitled to receive such dividends as they may be declared by the Company's Board of Directors. No dividends are anticipated to be paid in the foreseeable future.

                                                  Bid Price
                                          High               Low
          1995
               First Quarter          $     1.90        $       .69
               Second Quarter               2.03               1.12
               Third Quarter                1.60               1.00
               Fourth Quarter               1.22                .66

          1994
               First Quarter                1.25                .75
               Second Quarter                .87                .68
               Third Quarter                 .97                .44
               Fourth Quarter               1.31                .63




Item 6. Management Discussion and Analysis or Plan of Operation

Fiscal 1995 as Compared to Fiscal 1994

The Company had a net loss from continuing operations of approximately $1.7 million in 1995 as compared to $1.3 million in 1994.

The loss from operations of Image for 1995 was $593,000 as compared to $261,000 in 1994. The 1995 loss represents a full year of operation, whereas the 1994 represents only three months of operations since it was acquired on September 1, 1994.

The loss on the disposal of Image of $1,609,000 represents a write down of assets to their estimated net realizable value of $1,549,000 and an estimate of the loss through the state of disposition of Image of $ 60,000. Image has terminated substantially all of its employees, has terminated officer salaries and no longer incurs rent under a related party lease.

Overall revenues declined from $2.3 million in 1994 to 1.8 million in 1995. Live Entertainment revenues declined from $1.6 million in 1994 to $1.1 million in 1995. The reason for the decline was the closure of the Tampa Comedy Works in January 1995 due to declining attendance. Overall the industry has seen a decline in attendance at comedy clubs nationwide, although the Denver comedy club has been able to retain attendance and still ranks as one of the top clubs in the country. With the decline in live entertainment sales in 1995, cost of goods sold has also declined, from $1.4 million in 1994 to $.9 million in 1995. The gross margin on live entertainment was 8% in 1994 and 14.5% in 1995. The increase in the margin is due to an effort by the Company to control costs due to its negative cash flow and because Tampa, when it was open in 1994 did not contribute to the gross profit.

Radio sales have increased from $631,000 in 1994 to $678,000 in 1995 primarily because the Company changed its format from rock to country. The format change in February 1995 has resulted in an increased market share and increased revenues. Cost of goods sold-radio has declined by $38,000 from 1994 to 1995 even though revenues have increased by $47,000. The radio station is continuing in its efforts to manage its costs and as such has substantially reduced its operating overhead.

Video sales and costs of sales have declined primarily because of the loss of the Company's distributor in January 1995, who filed bankruptcy. A new distributor for the videos was found in late 1995. Cost of goods sold-video primarily represents the write-off of inventory of blank tapes and obsolete videos.

Other revenue increased slightly from $38,000 in 1994 to $55,000 in 1995.

Selling, general and administrative expenses (SG&A) increased from $878,000 in 1994 to $1.73 million in 1995, an increase of nearly $700,000. With the decision to discontinue the operations of Image in 1995 the Company wrote off any goodwill previously recorded. The Company also had $123,000 more in bad debts in 1995 than in 1994. Also included in SG&A expenses in 1995 was approximately $566,000 in cost and expenses incurred in the Company's pursuit to acquire the Indian Motorcycle opportunities. The Company has not been successful in its efforts to acquire these trademark rights and such costs have been expensed. These costs were primarily responsible for the increase in SG&A expenses over 1994 and are not expected to recur in the future.

The Company had invested some excess cash in 1995, received from the exercise of stock options, and had generated $3,700 in interest income. The Company had no excess cash in 1994.

The Company has reduced notes payable by almost $466,000 mostly in the third and fourth quarter of 1995 thus reducing interest expense from 1994. In addition , certain noteholders accepted common stock in settlement of principal and interest at less than the recorded amounts, thus reducing interest expense.

In 1995 the Company wrote off its investment in Interactive Video
Technology thereby incurring a loss of $125,000. In 1994, the Company recognized a loss of $114,000 on the sale of its investment in DCC.

In 1995 the Company was more successful in negotiating debt settlements with unsecured creditors such as note payable holders and accounts payable holders through the issuance of common stock. These debt settlements resulted in a gain of $176,717 in 1995.

Liquidity and Capital Resources

The Company has suffered recurring losses from operations, has a working capital deficiency of approximately $1.3 million, has negative equity of $66,000 and is in default on a significant portion of its debt. At December 31, 1995, the Company had a working capital deficit of approximately $1.3 million, which is an improvement over December 31, 1994 when it had a working capital deficit of approximately $1.6 million. The reduction in the deficit is primarily the result of a reduction in notes payable and the current portion of long term debt.

Management's plans with regard to the Company's ability to continue as a going concern include continued raising of equity financing, restructuring of its debt obligations, evaluating mergers and acquisitions to improve market share or operational synergy's and improving efficiency of operations. For several years, losses from operations have resulted in significant cash deficiencies and have hindered the Company's ability to properly fund certain business segments such as videos, to make them profitable or to expand current business segments. The Company has current liabilities of $1.7 million and presently, the Company does not have the financial resources it needs to meet its existing obligations, and fund working capital deficits. The Company must generate additional revenues and those revenues must come from sources other than the existing business segments. The existing business segments will not generate significant increases in revenues, therefore new business opportunities will be needed for the Company to continue in the long term. The Company is always evaluating additional business opportunities but is limited due to its lack of working capital. The addition of the Balzac opportunity subsequent to year end has the potential to add significant revenues to the Company.(See Item 1- Other Business Development)

In 1995, the Company was able to raise approximately $1.1 million through the sale of common stock and the exercise of common stock options. Of the $1.1 million raised approximately $800,000 was used to finance operations, $100,000 was used to reduce notes payable and $200,000 was used as advances to Indian Motorcycle Company, Inc.

The Company has been successful in 1995 and in 1994 in financing operations through issuance of common stock in settlement of accounts payable and in exchange for services. This form of payment has reduced the cash requirements of the Company.

A significant capital infusion of up to $2 million will be necessary to pay down existing debt, finance capital expenditures needed by various business segments to increase sales and profitability and provide working capital to finance business expansion. The likelihood of obtaining the necessary equity financing is uncertain at this time.

The Financial Standards Board has recently issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets" and SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amounts or their estimated recoverable amount and the adoption of this statement by the Company is not expected to have an impact on the financial statements. SFAS No. 123 encourages the accounting for stock-based employee compensation programs to be reported within the financial statements on a fair-value based method. If the fair value based method is not adopted, then the statement requires proforma disclosure of net income and earnings per share as if the fair value based method has been adopted. The Company has not yet determined how SFAS No. 123 will be adopted nor its impacts on the financial statements. Both statements are effective for fiscal years beginning after December 15, 1995.

A valuation allowance offsetting the Company's net deferred tax asset has been established to reflect management's evaluation that it is more likely than not that all of the deferred tax assets will not be realized.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 1, 1996, Mitchell Finley and Company, P.C. combined their practice into BDO Seidman, LLP, and on February 8, 1996, were replaced as the principal accountants of the Company. Mitchell Finley and Company, P.C. reported on the financial statement of the Company as of and for the two years ended December 31, 1994.

The audit report for the years ended December 31, 1994 and 1993, reported by Mitchell Finley and Company, P.C. was modified due to uncertainty as to the Company's ability to continue as a going concern.

There were no disagreements with Mitchell Finley and Company, P.C. with regard to matters of accounting principle or disclosure.




Item 8.     Financial Statements and Supplementary Data

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements



Reports of Independent Certified Public Accountants

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity(Deficit)_

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements




Report of Independent Certified Public Accountants

Board of Directors and Stockholders
First Entertainment, Inc.
Denver, Colorado


We have audited the accompanying consolidated balance sheet of First Entertainment, Inc. and subsidiaries ("the Company" ) as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year than ended. These consolidated financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1995, and the results of their operations and their cash flows for the year than ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and F to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency of approximately $1.3 million, has negative equity of $66,000 and is in default on a substantial portion of its debt. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



BDO Seidman,LLP

March 29, 1996
Denver, Colorado



Report of Independent Certified Public Accountants

Board of Directors and Stockholders
First Entertainment, Inc.
Denver, Colorado


We have audited the accompanying consolidated balance sheet of First Entertainment, Inc. and subsidiaries ("the Company" ) as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the year the ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1994, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and F to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency and has not been able to satisfy obligations as they have come due. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Mitchell Finley and Company, P.C.
Certified Public Accountants

April 4, 1995
Denver, Colorado


FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 1995 and 1994

                                      1995              1994
ASSETS

CURRENT ASSETS
 Cash and cash equivalents     $     71,488     $      62,144
 Trade accounts receivable,
 net of allowance for doubtful
  accounts of  $2,776
  and  $10,000                        89,203           83,464
 Accounts receivable, employees                           189
 Accounts receivable, other          145,778           18,995
 Notes receivable, related party     100,000          200,000
 Inventories                          22,234           40,633
 Other current assets          _      18,911           24,035
                                  ----------        ---------
                              _      447,614          429,460
                                  ----------        ---------
PROPERTY AND EQUIPMENT
 Master tape library               1,497,399        1,497,399
 Machinery, production and
  other equipment                    519,505          516,607
 Furniture and equipment             168,449          166,879
 Leasehold improvements              170,213          170,213
 Condominium                          57,626
 Transportation equipment             37,370
 Film cost inventory                _103,428          103,428
                                   ---------        ---------
                                   2,553,990        2,454,526
 Less accumulated
depreciation and amortization      2,162,103        1,928,678
                                 -----------        --------
                                     391,887          525,848
                                   ---------        ---------
OTHER ASSETS
 License, net of accumulated
  amortization of $352,730 and
  $290,211                           892,441          960,170
 Goodwill, net of accumulated
  amortization of $25,478 as
  of December 31,1994                                  30,000
 Investments and other                   956          128,624
 Net assets of discontinued
 operations   _                                     1,393,212
                                     -------        ---------
                         _           893,397        2,512,006
                                 -----------        -----------
TOTAL ASSETS                     $ 1,732,898        $ 3,467,314
                                 ===========        ===========

"See accompanying notes to consolidated financial statements".


FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, continued

December 31, 1995 and 1994

                         1995                    1994

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
CURRENT LIABILITIES
 Checks issued against
  future deposits                $            $     40,039
 Accounts payable                   63,268         178,680
 Accrued liabilities               122,830          69,668
 Accrued liabilities,
  related party                                     34,496
 Accrued interest                  325,185         341,069
 Notes payable and current
  portion of long-term debt        923,048       1,337,084
 Notes payable, related parties     13,167          13,167
 Net liabilities of
  discontinued operations     _   _297,565
                                 ---------       ---------
                                 1,745,063       2,014,203
                                 ---------       ---------
LONG-TERM DEBT, NET
  OF CURRENT PORTION             ___54,281          12,084
                                 ---------        --------
MINORITY INTEREST     _________                     78,950
                                                  --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY(DEFICIT)
  Preferred stock, $.001 par value;
  authorized 5,000,000 shares;
     Class A preferred stock,
     10,689 and 13,469 shares
     issued                             10              13
   Class B preferred stock
   231,976 shares issued               232             232
  Common stock, $.008 par value;
  authorized 6,250,000 shares;
  2,631,544 and 1,919,872 shares
  issued                            21,052          15,359
 Capital in excess of par value 11,227,696       8,869,076
 Accumulated deficit           (10,567,547)      6,709,362)
 Deferred compensation            (263,065)        (10,417)
 Investment in Polton                              (318,000)
Treasury stock, at cost, 77,125
 shares of common stock at
 December 31, 1995 and 1994       (484,824)        (484,824)
                                  ---------       ---------
                                  _(66,446)       1,362,077
                                    ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                  $ 1,732,898    $  3,467,314
                                  ===========    ============

"See accompanying notes to consolidated financial statements."

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

For the Years Ended December 31, 1995 and 1994

                               1995              1994
REVENUE
  Live entertainment      $ 1,051, 993     $   1,554,490
  Radio                        678,685           631,138
  Video                         31,177            78,278
  Other                      ___55,005     _      38,263
                             ---------         ---------
                             1,816,860         2,302,169
                             ---------         ---------

COSTS AND EXPENSES
  Cost of sales, live
  entertainment                899,585         1,430,012
  Cost of products sold,
  radio                        502,438           540,236
  Cost of products sold,
  video                         19,913            27,527
  Depreciation and
  amortization                 334,164           354,507
  Selling, general and
  administrative             1,574,833         __877,907
                             ---------         ---------
                             3,330,933         3,230,189
                             ---------         ---------

OPERATING LOSS FROM
CONTINUING OPERATIONS       (1,514,073)         (928,020)
                            -----------         --------
OTHER INCOME (EXPENSE)
  Interest expense            (196,698)         (202,303)
  Other, net                    55,468          (145,837)
                            ------------         --------
                              (141,230)        _(348,140)
                            ------------         --------
NET LOSS FROM CONTINUING
OPERATIONS                  (1,655,303)       (1,276,160)

DISCONTINUED OPERATIONS (NOTE D)
  Loss from operations of
  discontinuance of Image     (593,674)         (261,016)
  Loss on disposal of Image,
   including provision of
   $60,000  for operating
   losses during phaseout
   period                   (1,609,208)          _________
                             -----------       ----------
NET LOSS                    (3,858,185)       (1,537,176)

DIVIDEND REQUIREMENTS ON
PREFERRED STOCK          __________          __  (24,221)
                            -----------        ---------
LOSS APPLICABLE TO
 COMMON STOCK             $ (3,858,185)     $ (1,561,397)
                          =============    =============

NET LOSS PER COMMON SHARE, CONTINUING
OPERATION                  $       (.70)     $           (.83)
                                   =====                =====

NET LOSS PER COMMON SHARE,
DISCONTINUED OPERATIONS    $       (.93)     $           (.17)
                                   =====                 =====

NET LOSS PER COMMON SHARE  $      (1.63)     $          (1.02)
                                  ======                =====

WEIGHTED-AVERAGE NUMBER OF
SHARES OUTSTANDING            2,363,231             1,538,141
                           ============             =========

"See accompanying notes to consolidated financial statements."


Statement of Shareholders Equity
FIRST ENTERTAINMENT , INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity (Deficit)
For the Years Ended December 31, 1995 and 1994
                               Class   A     Class   B                         Capital In
             Preferred Stock Preferred Stock   Common      Stock    Excess of
               Shares  Amount  Shares  Amount  Shares      Amount   Par Value
BALANCES
JANUARY 1,
 1994           258,482  $258                 1,280,754   $10,247  $6,400,509

Common stock
issued for:
 Cash, net of
  offering
   costs                                        250,795     2,006     630,024
  Business
   combination                                  323,297     2,586   1,034,802
  Services                                       41,064       329     199,684
  Settlement of
   accounts
    payable                                      17,523       140      99,610
  Conversion of
   Class A
 preferred      (47,013) (47)                    11,753         94         (47)
  Payment of
   preferred
    stock dividends                               4,374         35         (35)
Preferred stock
  issued for:
  Business
   combination                231,976   232                            695,927
Common stock
  options, issued                                                       31,250
  Treasury stock
   retired      (198,000) (198)                  (9,688)       (78)   (232,969)
  Dividends payable
  on preferred stock                                                                10,321
Net loss
BALANCES ,
DECEMBER 31,
 1994             13,469   13 231,976   232   1,919,872     15,359   8,869,076

Common stock
 issued for:
  Cash, net of offering
  costs                                         125,000      1,000     133,400
  Consulting
   services                                     194,250      1,553     699,476
  Settlement of
  accounts payable                               33,450        268     192,108
  Exercise of stock
   options                                      362,500      2,900     952,514
  Conversion of
  Class A
  preferre      (2,780)  (3)                        695          6        (3)
  Conversion of Notes
  Payable                                        70,777        566     258,275
Common stock options,
  issued                                                                           440,250
Return of Common Stock
  Issued for Polton
  Acquisition
Retirement of
  Treasury Stock                                (75,000)      (600)   (317,400)
 Amortization of deferred
  compensation
BALANCES,
DECEMBER 31,
 1995           10,689 $10   231,976   $232   2,631,543    $21,052 $11,227,696

                         Accumulated  Deferred   Investment     Treasury
                          Deficit   Compensation  In Polton     Stock           Total
BALANCES
JANUARY 1, 1994         ($5,147,965)                            ($718,069)        $544,979

Common stock issued for:
  Cash, net of offering
  costs                                                                            632,031
  Business combination                              (318,000)                       719,388
  Services                                                                         200,013
  Settlement of accounts payable                                                    99,750
  Conversion of Class A
  preferred
  Payment of preferred stock dividends
Preferred stock issued for:
  Business combination                                                            696,159
Common stock options, issued            (10,417)                                    20,833
  Treasury stock
   retired                                                             233,245
  Dividends payable
  on preferred stock                    (24,221)                                   (13,900)
Net loss                             (1,537,176)                                (1,537,176)
BALANCES ,
DECEMBER 31, 1994       (6,709,362)     (10,417)           (318,000)  (484,824)  1,362,077

Common stock issued for:
  Cash, net of offering costs                                                      134,400
  Consulting services                  (254,250)                                   466,779
  Settlement of accounts payable                                                   192,376
  Exercise of stock options                                                        955,414
  Conversion of Class A
  preferred                                                                              0
  Conversion of Notes
  Payable                                                                          258,841
Common stock options,
  issued                              (191,000)                                    249,250
Return of Common Stock
  Issued for Polton
  Acquisition
Retirement of
  Treasury Stock                                            318,000   (318,000)
 Amortization of deferred                                              318,000
  compensation                        192,602                                      192,602
Net loss                 (3,858,185)                                            (3,858,185)
BALANCES,
DECEMBER 31, 1995      ($10,567,547)   ($263,065)                 $0  ($484,824)  ($66,446)
                       ============   =========                  ==  ==========   =========


"See accompanying notes to consolidated financial statements."


FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 1995 and 1994
                                     1995             1994
CASH FLOWS FROM OPERATING
ACTIVITIES
 Net loss                     $   (3,858,185)  $   (1,537,176)
 Adjustments to reconcile
   net loss to net cash
   used in operations
 Depreciation and amortization       369,564          364,123
 Write-off of deferred
   offering costs                                      14,090
 Write-off of goodwill                13,452           51,543
 Amortization of Image
  inventory purchase valuation       160,000
 Loss on investments                 125,000          114,310
 Debt settlements                   (176,717)         (20,016)
 Loss on disposal of Image         1,609,208
 Issuance of stock for services
  and common stock options, net      888,632          220,680
 Minority interest in net
  loss of subsidiary                 (78,950)         (42,100)
 Changes in operating assets
  and liabilities
 (Increase) decrease in
 Receivable                          (32,333)          23,084
 Inventories                          18,399           (4,264)
 Other current assets                  5,124          (24,035)
 Other assets                          2,668           41,157
 Increase (decrease) in
 Accounts payable                    (53,900)          20,740
 Accrued liabilities                 129,062           80,964
 Cash provided by
 discontinued operations             131,371          _91,009
                                     -------           ------

NET CASH USED IN OPERATING
  ACTIVITIES                        (747,605)        (605,891)
                                     -------          -------

CASH FLOWS FROM INVESTING
ACTIVITIES
  Capital expenditures               (62,229)        (133,361)
  Sale of investments                                 504,000
  Advances to related parties                        (200,000)
  Other                                                30,816
  Cash used in discontinued
   operations                         (4,029)
                                   ---------        ---------

NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES               (66,258)       __201,455
                                    --------          -------

CASH FLOWS FROM FINANCING
ACTIVITIES
  Principal payments on debt        (132,856)        (243,274)
  Proceeds from issuance of debt                       62,446
  Proceeds from issuance of
    common stock                   1,089,814          632,031
  Checks issued against
   future deposits                   (40,039)          (3,407)
  Cash used in
   discontinued operations           (93,712)          _______
                                    ---------         -------

NET CASH PROVIDED BY
  FINANCING ACTIVITIES               823,207         _447,796
                                   ---------        --------

NET INCREASE IN CASH
AND CASH EQUIVALENTS                   9,344           43,360

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR                 __  62,144     __   _18,784
CASH AND CASH EQUIVALENTS,
END OF YEAR                    $      71,488     $     62,144
                              ==============     ============

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
  Interest paid                  $    72,123     $     57,324
                                ============     ============
  Income taxes paid              $         0     $          0
                                ============     ============

SUPPLEMENTAL SCHEDULE OF
NONCASH INVESTING AND
FINANCING ACTIVITIES
  Notes payable and accrued
  interest converted into common
  stock                           $   258,840
                                  ===========
  Accounts payable and accrued
  expenses converted into
  common stock                    $   192,376     $   99,750
                                  ===========     ==========
  Preferred stock converted
   to common stock                $        22     $      752
                                  ===========     ==========
  Issuance of common and
  preferred stock for acquisitions                $1,733,547
                                                  ==========
  Issuance of common stock
  for dividends in preferred stock                $      140
                                                  ==========
  Treasury stock acquisition
  and retirements                 $   318,000
                                  ===========
  Increase in contributed capital
  for declared dividends on
  preferred stock                                 $   24,221
                                                  ==========
  Mortgage notes assumed in
   property acquisitions           $    57,600
                                   ===========
  Common stock issued for service  $ 1,141,280    $  231,263
                                   ===========   ===========

"See accompanying notes to consolidated financial statements."


FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE A  NATURE OF BUSINESS AND GOING CONCERN

First Entertainment, Inc. (the "Company") was incorporated as a Colorado corporation on January 17, 1985. The Company and its subsidiaries are involved in entertainment through several media's: its video segment produces and markets travel videos; its film segment developed several film properties of low-budget motion pictures; its live entertainment segment owns and operates a comedy club and its radio station, 100.7 "The Fox" operates in Gillette, Wyoming. In 1995, the Company discontinued its copyrights and proprietary properties division which consisted of the publication of books, printing of art.

During the period from inception (January 17, 1985) to December 31, 1995, the Company has incurred cumulative net losses of approximately $10.6 million and, as of December 31, 1995, had an excess of current liabilities over current assets of approximately $1.3 million, has negative equity of $66,000 and is in default on a substantial portion of its debt. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is dependent upon obtaining additional financing, and/or extending its existing debt obligations, and/or obtaining additional equity capital and ultimately achieving profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management's plans with regard to the Company's ability to continue as a going concern include continued raising of equity financing in the U.S. and/or international markets, completing negotiations for improved domestic and international distribution channels for its products, restructuring of its debt obligations, evaluating mergers or acquisitions to improve market share or operational synergyies and improving efficiency of operations.

NOTE B  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation: The accompanying consolidated financial statements include the accounts the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates:  The preparation of financial statements in conformity with generally accepted accounting principles necessarily
requires management to make      estimates and assumptions that affect the
reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expense during the reporting periods. Actual results could differ from those estimates.

Investments: The equity method of accounting is used when the Company has a 20 percent to 50 percent equity interest in other companies and is able to exert significant influence. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings and losses. Investments accounted for under the equity method are evaluated periodically for net realizable value.

The cost method of accounting is used when the Company has less than a 20 percent equity interest, or has a greater than 20 percent equity interest but does not have the ability to exercise significant influence over operating and financial policies. Under the cost method, the Company does not record its proportional share of undistributed income or loss but periodically evaluates the carrying value of the cost investment for permanent loss of value.

  Inventories: Inventories are stated at the lower of cost or market value (first-in, first-out basis). Inventories are comprised of video cassettes and liquor supplies.


Property and Equipment: The Company has a library of master video tapes and film cost inventory related to its video product line. Capitalized costs, when completed, are amortized over the estimated economic life of the master tape, generally not in excess of seven years. The excess, if any, of the capitalized costs of master tapes over anticipated gross revenues is charged to expense.

Production equipment, furniture and other equipment are recorded at cost and depreciated using straight-line and declining balance methods over the estimated useful lives of the assets, ranging from three to fifteen years.

Leasehold improvements are recorded at cost and are amortized on a straight-line basis over their estimated useful lives, but not in excess of the lease term.

The cost and related accumulated depreciation and amortization of assets sold or retired are removed from the appropriate asset and accumulated depreciation and amortization accounts and the resulting gain or loss is reflected in income.

Maintenance and repairs are charged to operations as incurred and expenditures for major improvements are capitalized.

License, Goodwill and Intangibles: Broadcast licenses, goodwill and intangibles, consisting of copyright rights, are amortized on a straight-line basis over a period of 10 to 20 years.

Periodically the Company reviews the recoverability of its intangible assets based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the intangible assets. Should the aggregate future cash flows be less than the carrying value, a write-down would be required measured by the difference between the undiscounted future cash flow and the carrying value of the intangible assets.

Revenue Recognition: Video cassette sales and copyrighted materials are generally recorded upon shipment. Broadcast fees are recorded as revenue when the broadcast is aired.

Net Loss Per Share: Net loss per share is computed on the basis of the weighted-average number of shares outstanding during the respective periods presented. The assumed conversion of stock options, warrants, debentures and convertible preferred stock would be antidilutive for all periods presented and, thus, are not included in the computation of weighted-average shares.

Concentration of Risk: Financial instruments which potentially expose the Company to concentration of credit risk, as defined by Financial Accounting Standards Board Statement No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk," consist primarily of cash equivalents and accounts receivable with the Company's various customers. The Company establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other information.

The Company maintains all cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

Reclassifications: Certain balances in the 1994 consolidated financial statements have been reclassified in order to conform to the 1995 presentation. The reclassifications had no effect on financial condition or results of operation.



Income Taxes: Under the provisions of SFAS No. 109, the Company's policy is to provide deferred income taxes related to property and equipment, inventories and other items that result in differences between the financial reporting and tax basis of assets and liabilities.

Deferred Compensation: Deferred compensation results from granting stock options at option prices less than the fair market value of the stock on the date of grant, under agreements with terms extending beyond one year. Deferred compensation is initially charged to stockholders' equity and amortized to expense over the term of the related agreement.

Cash Equivalents: The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Financial Instruments: The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value;

   Notes Payable: These notes substantially bear interest at a floating rate of interest based upon the lending institutions prime lending rate. Accordingly, the fair value approximates their reported carrying amount at December 31, 1995.

   Mortgage Notes: Estimated based upon current market borrowing rates for loans with similar terms and maturates.

   The estimated fair values of the Company's financial instruments are as follows:

                        December 31, 1995  December 31, 1994
Financial Liabilities   Carrying   Fair      Carrying     Fair
   Notes Payable        Amount    Value       Amount      Value
   and Mortgage Notes $1,516,050 $1,516,050 $1,981,601 $1,981,601

Recent Accounting Pronouncements: The Financial Standards Board has recently issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets" and SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amounts or their estimated recoverable amount and the adoption of this statement by the Company is not expected to have an impact on the financial statements. SFAS No. 123 encourages the accounting for stock-based employee compensation programs to be reported within the financial statements on a fair-value based method. If the fair-value based method is not adopted, then the statement requires proforma disclosure of net income and earnings per share as if the fair value based method has been adopted. The Company has not yet determined how SFAS No. 123 will be adopted nor its impacts on the financial statements. Both statements are effective for fiscal years beginning after December 15, 1995.

NOTE C  ACQUISITIONS

On May 10, 1994, the Company acquired approximately 80% of the issued and outstanding common stock of the Polton Corporation ("Polton") by issuing 75,000 shares of the Company's restricted common stock valued at $318,000. In addition, the Company advanced Polton $200,000 for working capital. Polton is primarily engaged in the manufacturing and distribution of compact discs and cassettes for Warner Music labels.

Shortly after the consummation of the Polton acquisition a dispute arose between the Company and Polton whereby Polton refused to provide financial information to the Company necessary to report the consolidated results of operations since the date of acquisition. Because the Company did not have the ability to exercise significant influence over operating and financial policies, Polton was accounted for using the cost method.

In November, 1995, the Company reached an agreement with Mr. Gary Firth, president of Polton, and Polton whereby Mr. Firth will return the 75,000 shares of the Company's common stock and repay $100,000 of the $200,000 advanced as working capital. The agreement resulted in a write down of the note receivable of $100,000 which has been reflected in the accompanying consolidated statement of operations in selling, general and administrative expenses.

NOTE D  DISCONTINUED OPERATIONS

On September 6, 1994, the Company purchased approximately 84% of the issued and outstanding common stock of Image Marketing Group, Inc. ("Image"). Image, an art publisher, had expanded its business activities to include the development and exploitation of copyrighted properties in multi-media marketing formats.

In November, 1995 the Board of Directors determined to discontinue the operations of Image. In February, 1996, the Company verbally agreed to terms of the sale of certain assets of Image with a prospective buyer. Based on information obtained through negotiations, the net proceeds from the proposed sale are expected to be less than the current carrying value. Accordingly, the assets have been written down by approximately $1.6 million to their estimated net realizable value. The disposition is expected to occur by the end of 1996 therefore the net liabilities of discontinued operations have been classified as a current liability at December 31, 1995. Proceeds from the sale of assets are expected to pay secured debt in its entirety and some proceeds may be available for unsecured creditors. The Company intends to liquidate Image in a Chapter 7 proceeding upon the sale of certain assets to the secured creditor. Prior years financial statements have been restated to reflect Image on a discontinued basis. Revenues of Image for 1995 and 1994 were $1.5 million and $600,000, respectively.

The estimated loss on disposal of Image is $1,609,208, which includes a provision for anticipated operating losses until disposition of $60,000.

Summarized balance sheet data for the discontinued operations as of December 31, 1995 and 1994 is as follows:

                                       1995          1994
  ASSETS
  Accounts receivable             $  100,000    $  466,370
  Inventory                          350,000     1,841,331
  Other                    __         34,318      _374,477
                                  ----------    ----------
  Total current assets               484,318     2,682,178
  Property, plant and equipment, net 188,721        88,466
  Other non-current assets               _--       113,452
                                     -------     ---------
  Total                    _         673,039     2,884,096
                                   -------     ---------
LIABILITIES
  Current liabilities                970,604     1,451,204
  Noncurrent liabilities          _______ --      __39,680
                                    --------     ---------
  Total                           ___970,604     1,490,884
                                  --------     ----------
Net assets (liabilities) of
  discontinued operations      $  (297,565)   $1,393,212
                                 ============   ===========

NOTE E   RADIO STATION OPERATIONS

The Company operates a radio station in Gillette, Wyoming. The assets of the radio station are collateral on certain bank debt.

On December 1, 1993, the Company executed notes bearing a principal balance of $588,257 and interest at seven percent per annum to replace certain past-due notes. The notes were renegotiated during December 1995, extending the due date to November 20, 1996 with monthly principal and interest payments of $5,250 at nine percent per annum.

In order to obtain an extension of the maturity date of the notes in 1993, the bank required the Company to issue 50,000 shares of its common stock to Quality Communications as collateral. The Company then granted the bank a security interest in the 50,000 common shares such that, upon default or nonperformance under the terms of the notes, the bank may sell the 50,000 common shares. The Company agreed to make all necessary filings to register the collateral to provide for its free trading by August 1, 1994. Such shares have not been registered as of December 31, 1995. The Company has recorded the issuance of the 50,000 common shares as treasury stock in the accompanying consolidated financial statements.

NOTE F   NOTES PAYABLE AND LONG-TERM DEBT

The Company is in noncompliance under the original terms of substantially all of its debt obligations. In an effort to restructure its debt, a number of the terms of the original loans were rewritten and/or renegotiated. However, the majority of these notes are past due and due at various times over the next year. Creditors may commence execution of judgments already obtained or commence legal proceedings to obtain judgments. Substantially all of the Company's assets are pledged as collateral to one or more obligations. Notes that are not in compliance are classified as current liabilities.

                                      December 31,
                                  1995              1994
  Notes payable, First
  National Bank Gillette
  (Note E)                     $   479,364     $   562,931
  Note payable to the
  State of Wyoming(1)              300,000         300,000
  Note payable,
  Shawmut Bank of Connecticut(2)   500,324         548,594
  Note payable, Cornerstone Bank                     5,604
  Capital lease obligation,
  Telecommunication
  Systems, Inc.                                      1,707
  Capital lease obligation,
  Advent Leasing(3)                  4,692          10,949
  Capital lease obligations
  for various computer
  equipment(4)                      33,705           65,580
  Note payable to a
  leasing company(5)                30,382           30,382
  Note payable, mortgage
  company(6)                        54,808
  Notes payable, individuals(7)     78,000          391,000
  Note payable, company(8)           6,300            6,300
  Note payable, company                              30,080
  Note payable, creditor(9)         18,475           18,474
  Note payable, company(10)         10,000           10,000
                                ----------        ---------
                                1,516,050         1,981,601
  Less current portion            923,049         1,337,084
  Less amount included
  in net assets of
  discontinued operations        _538,721           632,433
                                ---------         ---------
  Long-term debt              $    54,280       $    12,084
                              ===========       ===========

Future maturates of debt as of December 31, 1995 are as follows:
               Continuing          Discontinued
               Operations          Operations           Total
      1996     $  923,049       $  538,721       $ 1,461,770
      1997         54,280                             54,280
               -------------    ----------        ----------
           $  977,329       $  538,721       $ 1,516,050
           ==========       ==========       ===========

(1) In February 1989, the Company borrowed $300,000 from the State of Wyoming for the purpose of purchasing equipment, inventory and to provide working capital necessary to establish a video duplicating facility. As of December 31, 1995, the Company has not yet established an operating duplicating facility and was in violation of several of the compliance requirements of this note. Although the note, by its original terms, is not due until March 1, 1999, the State of Wyoming has deemed the note to be currently due as a result of the violations of the compliance requirements. The note, with default interest at 16.5 percent, is due in daily installments of $150, and is collateralized by the Company's master tape library.

 (2)Note payable to Shawmut Bank of Connecticut is due in monthly installments of $5,000 plus interest at three percent above the bank's prime rate. The loan is secured by a lien on all corporate assets, is unconditionally guaranteed by two officers of the Company and also has a limited guarantee by the partnership which owns the premises leased by the Company in the form of a third mortgage on the building for $150,000. Additionally, all related party debts are subordinated to the bank note. The note had a balloon payment of $548,594 due on January 31, 1995. In addition, the note contains various covenants, including restrictions on additional capital expenditures and minimum equity which must be maintained in the stockholders equity accounts. The Company must also maintain certain minimum financial ratios. The Company is in violation of certain covenants which has placed the note in default. Accordingly, the note is included as a current liability.

(3)Capital lease obligation payable in monthly installments of $657 including interest through August 1996. The lease is collateralized by computer equipment.

(4)Consists of various capital lease obligations payable in monthly installments totaling $2,303 including interest through June 1997. The leases are collateralized by various computer equipment.

(5)Note payable to a leasing company was dated June 1991 (previously recorded in accounts payable), bears interest at 12 percent and required monthly payments of $309. On February 10, 1992, the Company renegotiated the note and the total balance is due in full.

(6)Note payable to mortgage company , interest at 8.015% per annum, monthly principal and interest payments of $403 for 59 months with a balloon payment of $53,000 due August 1, 2000. Collateralized by certain property and equipment.

(7)Various notes payable to individuals, which were in default as of December 31, 1993. Interest accrues on the notes at 21 percent per annum. The Company is currently negotiating to extend the notes.

(8)Note payable to a company, interest at 10 percent, due December 31, 1991. The note is past due.

(9)Note payable to a Company dated October 21, 1993, which bears interest at 10 percent, is due on May 1, 1996. The note is collateralized by the Company's master tape inventory as subordinated to previously filed liens.

(10)During 1993, the Company entered into a settlement with its former legal counsel. The note bears interest at ten percent per annum and was due September 1993.

NOTE G  STOCKHOLDERS' EQUITY

The Company has the authority to issue 5,000,000 shares of preferred stock and 6,250,000 shares of common stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares.

On November 7, 1994, the Board of Directors authorized a one-for-two reverse stock split. Accordingly, all references in the consolidated financial statements to average number of shares outstanding and related prices, per share amounts, common stock purchase rights, stock option plan data and shares issued have been restated to reflect the reverse stock split.

On January 18, 1996 the Board of Directors amended the Articles of Incorporation creating a Class C preferred stock. Of the 5,000,000 shares of preferred stock authorized, 3,000,000 shall be designated as Class A, 1,000,000 shall be designated as Class B and 1,000,000 shall be designated as Class C.

The Class A shares have annual cumulative dividends of 7% per annum, redeemable by the Company by November 18, 1996, convertible into common stock on a four-for-one basis and carry a liquidation preference.

The Class B shares have annual cumulative dividends of 6%, payable quarterly if and when declared, redeemable by the Company into common stock at a rate of $12.00 per share and subordinated to Class A shares.

The Class C shares have no dividends and are convertible into common stock (four shares of preferred to one share of common) at a conversion price of Class C preferred stock equal to the average previous thirty day bid price of the Common Stock on the date of conversion. The rights of the Class C shall be subordinate to Class A and Class B shares.

Common Stock

During 1995, the Company issued 70,777 shares of common stock valued at $258,840 in settlement of notes payable and accrued interest of $331,280 , resulting in a gain of $72,440.

During 1995, the Company sold 125,000 shares of common stock in a private placement resulting in proceeds of $134,400.

During 1995, the Company issued 194,250 shares of common stock to non-employees, officers, and directors for services valued at $701,030.

During 1995, the Company issued 362,500 shares of common stock upon exercise of common stock options resulting in proceeds of $955,500. In addition, the Company recorded compensation of $440,250 in connection with granting certain stock options.

During 1995, the Company issued 33,450 shares of common stock, valued at $192,376, in settlement of certain trade accounts payable.

During 1995, the Company issued 695 shares of common stock upon conversion of 2,780 shares of Class A preferred stock.

During 1994, the Company sold 250,795 shares of restricted common stock for $695,131 net of offering costs of $63,100.

During 1994, the Company issued 34,213 shares of restricted common stock to non-employees, officers or directors, valued at $196,830, for services.

During 1994, the Company issued 351 shares of restricted common stock to employees for bonuses. The stock valued at the fair market value at the date of issuance was valued at $3,183.

During 1994, the Company issued 323,297 shares of restricted common stock in connection with business acquisitions. (See Note C and D)

During 1994, the Company issued 16,313 shares of common stock valued at $99,750 in settlement of certain trade accounts payable.

During 1994, the Company issued 11,753 shares of common stock upon conversion of 47,013 shares of convertible preferred stock.

During 1994, the Company issued 2,187 shares of common stock, valued at $17,498, as payment of preferred stock dividends.

In 1994, the Company canceled 4,844 shares of common stock held in treasury.

Common Stock Options   In June 1994, the Company adopted a Non-Qualified
Stock Option Plan, under which the Company's Board of Directors are authorized to issue options to purchase up to 62,500 shares of the Company's common stock to qualified employees, officers and directors of the Company. The options are generally granted for a period of five years with an exercise price of $2.00 per share. The option price may be changed at the discretion of the Board of Directors. No options have been issued under this plan. During 1995 and 1994, the Company has also issued other non-qualified stock options under terms and at prices deemed appropriate by the Board of Directors to non-employees.

  The following is a summary of the number of shares under option:

                     Non-Qualifying    Exercise   Expiration
                     Stock Options      Price       Dates
Balance,
January 1, 1994      142,500    $  .40-$10.48  1995-1998
   Granted 1994      112,500    $  .40-$ 8.00       1995
   Exercised         (12,500)          $ 4.00
   Expired            (1,250)          $  .40
                     -------
Balance,
   December 31, 1994 241,250    $  .40-$10.48   1995-1998
   Granted           400,000    $ 2.00-$ 6.00   1995-1996
   Exercised        (362,500)   $ 2.00-$ 4.00
   Expired          (108,750)    $4.00-$10.48
                    --------
Balance,
December 31, 1995    170,000    $  .40-$10.48   1996-1998
                     =======

Preferred Stock

Cumulative dividends in arrears on the outstanding shares of preferred stock total 39,435 at December 31, 1995 and 1994. The Company has reserved sufficient common shares to effect the exchange of the preferred shares.

The Company's Class B preferred shares have annual cumulative dividends of 6%, redeemable by the Company into common stock at face value at a rate of $12.00 per share, so long as the 30-day average bid price of the Company's common stock is at least $12.00 per share.

In connection with a business combination as discussed in Note D, the Company issued 231,976 shares of Class B preferred stock in exchange for related party debt of approximately $420,000 and preferred stock of Image valued at $275,875. Subsequent to year end the 231,976 shares of Class B preferred stock were converted into 57,994 shares of common. In addition, the related party waived payment of dividends in arrears.

Treasury Stock

The Company retired 75,000 common shares held in treasury as a result of a January 1, 1995 change in the Colorado Business Corporation Act.

NOTE H   INCOME TAXES

The tax effects of temporary differences and carryforward amounts that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1995 and 1994 are:

Deferred tax assets:          1995               1994
   Net operating loss
   carryforwards            $ 1,940,000       $   985,000
   Investments                                     25,000
   Future deductible
   amounts for stock
   issuance                      74,000
   Discontinued operations       322,000
   Other                          23,000           33,000
                              ----------          -------
   Total gross deferred
   tax assets                  2,285,000        1,117,000
   Less valuation allowance   (2,229,000)      (1,050,000)
                              ----------        ---------
Deferred tax liabilities:         56,000           67,000
                              ----------        ---------
   Property and equipment        (56,000)         (67,000)
                              ----------        ---------
Net deferred taxes          $          0      $         0

A valuation allowance has been established to reflect management's evaluation that it is more likely than not that not that all of the deferred tax assets will not be realized.

The valuation allowance increased $1,179,000 in 1995 $172,000 in 1994.

As of December 31, 1995, net operating loss carryforwards were approximately $9.7 million. Utilization of certain portions of this amount is subject to limitations under the Internal Revenue Code. Carryforward amounts expire at various dates through 2010.



NOTE I  RELATED PARTY TRANSACTIONS

In July 1986, the Company entered into a ten-year operating lease agreement with a trust controlled by a former officer of the Company for
an office building and land which houses the Company's radio      station.
Annual rent was $21,000. The Company also leased land which is occupied by its radio tower from an entity controlled by a former officer of the Company. The lease had a ten-year term beginning in 1992 with an annual rent of $5,400. In April 1996, the Company acquired the office building and land which houses its radio station and the land occupied by its radio tower for $475,000. The Company issued stock valued at $325,000 and a mortgage note in the amount of $150,000.

The Company is obligated under a lease agreement with two of its stockholders for the use of a building by one of its subsidiaries. The lease provides for an annual rent of $123,740 for base year 1980 with a cost of living increase every year based on the Consumer Price Index. Current annual lease payments are approximately $250,000. The lease is for a period of twenty five years and expires June 1, 2004. Under the terms of the lease agreement, the Company is obligated to pay all utilities, taxes and insurance relating to the building. In connection with the proposed sale of certain of Image's assets as described in Note D, the two stockholders are also selling the building occupied by Image to the prospective purchaser of Image. Upon completion of the sale of the building the lease obligation will be terminated and the building will be occupied by the new purchaser. This transaction is expected to be complete by May 1996. According the lessor has waived any remaining lease payments.

Commencing April 1995, the Company contracted out some administrative, management and accounting functions of the Company to a company owned by the former president and a Director of the Company. Monthly fees for such services were $15,000 for the period April 1 to July 31, 1995 and $20,000 thereafter. In addition a one time start-up fee of $25,000 was also paid. Total fees for 1995 were $201,000.

Notes payable to related parties are comprised of the following:

                                        December 31,
                                     1995              1994
   Note payable to the wife of
   the Company's former president,
   with interest at 8.5 percent.
   $29,607 of the note payable
   was converted into common stock.
   The remaining balance is past due.$     13,167     $     13,167

NOTE J   COMMITMENTS

Lease Commitments   The Company has long-term operating lease agreements
for office space, building, and certain equipment. Future minimum lease payments required under long-term leases in effect, at December 31, 1995 are as follows:

               Continuing
               Operations
       1996     $136,945
       1997      120,943
       1998       38,359
       1999     __ 9,960
                --------         __
                $306,207
                --------

Rent expense for continuing operations was $179,121 and $200,801 in 1995 and 1994. Rent expense for discontinued operations was $261,903 and $60,582 in 1995 and 1994.

NOTE K   LITIGATION

On July 5, 1994, Finelay Brothers Company, Inc. filed suit against the Company in Hartford Superior Court, alleging the non-payment of certain invoices amounting to $121,062. Additionally, the amount claimed includes additional expenses of $7,215, interest of $11,263 and all costs of litigation. The entire claim is in excess of $140,000. The Company is disputing some of the charges. However, the Company's accounts payable includes approximately $66,000 of invoices not in dispute.

The Company has filed counterclaims alleging conversion of color film separations, unfair and deceptive trade practices, breach of contract and tortuous interference with business and contractual relationships. The Company's total claim is estimated to exceed $750,000. The Company believes it has meritorious defenses, although no assurance can be given to that effect, and intends to vigorously pursue its counterclaim against Finelay Brothers Company, Inc. Any recovery on the counterclaim would be offset against any damages awarded on the complaint. The ultimate outcome of this matter cannot presently be determined.

NOTE L   FOURTH QUARTER ADJUSTMENTS

During the fourth quarters of 1995 and 1994, the Company recorded the following year-end adjustments, which it believes are material to the results of that quarter:

                                      1995              1994
          Goodwill write-off          $   144,793      $   51,543
          Write down of assets of
          discontinued operations
          to net realizable value       1,609,208
          Amortization of goodwill                          28,725
          Write-off deferred
          offering costs                                    14,090
                                     ------------      -----------
                                      $ 1,794,001       $   94,358
                                      ===========       ==========

NOTE M   EVENTS SUBSEQUENT TO THE DATE OF THE REPORT OF THE INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS (UNAUDITED)

Effective March 30, 1996 the Company acquired certain assets from Balzac, Inc., a private company which manufactures and distributes toys, including a product line of toy balls. The assets and rights acquired consist of the following: inventory of Balzac toys the exclusive licenser of Balzac for Australia, Atlanta Distributorship for the Olympics, Jason Carson Employment Agreement, Joseph Gabriel Secrets of Magic, distributor of Balzac in Japan, World of Balzac TV Show, five additional Balzac venues to be determined by Balzac over the next 18 months.

The exclusive, license agreement for Australia was acquired for $800,00 and is payable within five years based upon a formula of 60% of net profits from the sale of Balzac products in Australia. The other assets and rights were acquired by issuing 1,100,00 shares of the Company's restricted common stock valued at $1.6 million. In addition, the Company granted a stock option to Balzac to purchase 750,000 shares of common stock at $11.00 a share and an option to purchase an additional 750,000 at $19.00 a share. The option will expire in five years. Additionally, the Company and Balzac agreed to negotiate options for an additional 1,500,000 at such time and upon such terms and conditions as the parties may mutually agree.

On April 9, 1996 the Board of Directors approved a four for one reverse stock split. Accordingly all references in the consolidated financial statement to average number of shares outstanding and related prices, per share amounts, common stock purchase rights, stock option plan data and shares issued have been restated to reflect the reverse stock split.

On February 12, 1996 the Company entered into a purchase Agreement with Scott Kajiya and Jamie Ruiz (the Sellers) whereby the Company will acquire 55% of the issued and outstanding common stock of Indian Motorcycle Company Japan, a development stage company, and certain licensing rights in exchange for 300,000 shares of Registrants Class C Preferred Stock values a $1.00 per share.

The licensing rights acquired allow the use of Indian Motorcycle Trademark on various products including denim related products, shoes, boots, jewelry, accessories and eyewear for sale in Japan.


NOTE N   SEGMENT INFORMATION


Financial information by industry segments for the years ended December 31, 1995 and 1994 is summarized as follows:

                                                Live   Other
                      Radio    Video    Entertainment  Segments  Eliminations  Consolidated
FOR THE YEAR ENDED
DECEMBER 31, 1995
  Revenue
  unaffiliated     $  678,685  $ 31,177 $1,051,993    $  55,005  $             $1,816,860
  affiliated                                             293,652   (293,652)
  Operating income
  (loss),continuing
  operations           83,474    11,264    170,939    (1,248,396)              (1,514,073)
  Identifiable
  assets            1,015,647   258,102    177,129     3,889,944  (3,607,924)   1,732,898
  Depreciation and
  amortization         84,325   231,020      1,920        16,899                  334,164
  Capital
  expenditures         31,855               62,486        25,488                  119,829

FOR THE YEAR ENDED
DECEMBER 31, 1994
  Revenue
  unaffiliated      $ 631,138  $ 78,278 $1,554,490    $  38,263  $            $2,302,169
  affiliated                                            435,600     (435,600)
  Operating income
  (loss),continuing
  operations           94,438    24,713    144,407   (1,191,578)                (928,020)
  Identifiable
  assets            1,084,785   537,161    136,969    5,178,712   (3,470,313)  3,467,314
  Depreciation and
  amortization         90,970   238,159     11,200       14,178                  354,507
  Capital
  expenditures          5,496    61,841      1,305       64,719                  133,361



PART III


Item 9. Directors and Executive Officers of the Registrant

     Information concerning the Directors and Executive Officers of the Company is as follows:
                                              Tenure as Officer
Name                 Age    Position          or Director

Douglas R. Olson     47     President,        April 1994 to February 1995
                            Principal Executive
                            Officer and Director

Gary Firth                  Director          May 1994 to January 1995

Dr. Nick Catalano     55    Director          March 1992 to present

A. B. Goldberg        48    Director          April 1993 to present
                            President and     Commencing February 1995
                            Chief Executive Officer

Burt Katz             71    Director          December  1994 to present
                            Chief Operating
                            Officer           December 1994 to March 1996

Harvey Rosenburg      54    Director          December 1994 to April 1996

Cindy Jones           41     Secretary and    April 1994 to present
                             Treasurer

Douglas R. Olson resigned as President, Director and Chief Executive Officer, February 1995.

Gary Firth resigned January 1995. Mr. Firth served on the Company board since May 1994.

Harvey Rosenburg resigned on April 9, 1996 as Director and Chief Operating
Officer

All of the Directors' terms expire at the next annual meeting of shareholders or when their successors have been elected and qualified. The Officers of the Company serve at the pleasure of the Board of Directors.

The following sets forth background information concerning the above Directors and Executive Officers:

Douglas R. Olson was elected as interim president and chief executive officer in April 1994 upon resignation of Richard Batenburg. He has served as President of First Films, Inc. from July 25, 1990 and as Director of First Films since August 30, 1990. Mr. Olson previously served as a member of First Films' Advisory Committee. Mr. Olson co-produced "Mind Killer" and "Night Vision" and produced "Lone Wolf" and "Almost Blue," all of which are films produced by First Films' subsidiary, Flash Features.

Since October 1984, Mr. Olson has served as Secretary of another subsidiary of First Films, Comedy Core, Inc., an entertainment consulting firm. Mr. Olson has also been a Director and an Officer of Vacation Management since June 1989. Mr. Olson, who served as a Director in 1991, was elected to the Board of Directors of the Company in March 1993. Mr. Olson is also the co-owner and an officer of Frost Olson Producers, Inc., a company engaged in the business of music production, writing, publishing and artist management. He also serves as the controller for Pistol Production Services, Inc., a commercial production services entity owned by his wife. In addition, Mr. Olson is an officer and serves on the Board of Directors for the Mekong Foundation and Grandmaster Enterprises, Inc. In February 1995, Mr. Olson resigned as officer, director and executive officer of the Company and all of its subsidiaries.

Dr. Nick Catalano is presently serving in his twenty-third year as professor of English Literature, Communications and music at Pace University, New York City. He is also the University's director for the Performing Arts. Over the past several years, he has been a writer/producer for several television network shows, including The Bill Cosby Show, PBS documentaries, Doug Hennings' The World of Illusion, and TV specials for Richard Belzer on HBO. Dr. Catalano has produced travelogue videos for Video Trips on Greece, the Greek Islands, Utah, St. Martin and is currently completing the Hamptons. In addition, he is the founder of "The Big Apple Comedy Showcase" at Pace University, now in its 18th year. It is the oldest college comedy series in the country.

Abraham "A.B." Goldberg has been employed by First Films as Executive Producer and Financial Consultant since January 1987. Mr. Goldberg served as Executive Producer for "Almost Blue" and "The Amityville Curse." In addition, he served as Executive Producer for "Mind Killer," "Night Vision" and "Lone Wolf." Mr. Goldberg has been an independent consultant and has advised several film companies, beginning in 1977 with Innovations/ECA, which produced "The Buddy Holly Story" starring Gary Busey and "Under The Rainbow" starring Chevy Chase and Carrie Fisher. He also advised Robert Halmi Productions, a New York-based production company which was merged with Hal Roach Studios and later acquired by Quintex Entertainment. Mr. Goldberg served as President of Harvard Financial Group, an independent investment consulting firm, from November 1976 through April 1982. Since April 1982, Mr. Goldberg has consulted with a variety of businesses, including First Films. Mr. Goldberg earned a Bachelor's Degree in Finance from the University of Colorado, Boulder, Colorado in 1969 and attended the University of Denver College of Law.
Mr. Goldberg was elected President and Chief Executive Officer in February
1995.

Harvey Rosenberg. Mr. Rosenberg graduated from the Wharton School of Business in 1963 and has extensive experience in all fields of consumer marketing from fashion apparel to consumer electronics. He has been a marketing and engineering consultant to many Fortune 500 companies, including Celanese, DuPont, Monsanto, Hoescht and Xerox Corp. He has owned and operated many different "image" businesses, from photography studios and screen printing factories, to color processing laboratories. Mr. Rosenberg has received many engineering awards for his developments in the consumer electronics field.

Burton Katz. Mr. Katz graduated from New York University and the United States Military Academy at West Point. Mr. Katz has over forty years experience in the image publishing business. He founded the Company's wholly owned subsidiary, Bernard Picture Co., Inc., in 1951 and relocated the business to Stamford, Connecticut in 1979. His extensive experience includes all aspects of art publishing, including printing, matting, silk screening and picture framing.

No family relationship exists between or among any of the persons named above, except Cindy Jones is the sister of Mr. Doug Olson. None of the Company's Directors are directors of any other company that has a class of equity securities registered under, or required to file reports pursuant to, Section 15(d) of the Securities Act of 1933 or Section 12 of the Securities Exchange Act of 1934, or any company registered as an investment company under the Investment Company Act of 1940. There are no arrangements or understandings between any of the named directors or officers and any other persons pursuant to which any director or officer was selected or nominated as a director or officer.


Item 10.     Executive Compensation

No executive officer received cash compensation in excess of $100,000 during the fiscal year ended December 31, 1995. Compensation does not include minor business-related and other expenses paid by the Company for its officers during fiscal year 1995 and 1994, nor the personal usage of a Company automobile. Such amounts in the aggregate do not exceed $10,000. The Company's Chief Executive Officer, A.B. Goldberg received compensation of $24,000 for 1995. The Company's President Doug Olson, received compensation of $43,000 in 1994.

From time to time, the Company has granted shares of its common stock as additional compensation to its offices and key employees for their services, as determined by the Company's Board of Directors. During 1995 and 1994 no shares were granted to officers or key employees.

As of December 31, 1995, the Company had no group life, health, hospitalization, medical reimbursement or relocation plans in effect which discriminates, in scope, terms, or operation, in favor of officers or directors of the Company and that are not generally available to all salaried employees. Further, the Company has no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of the Company.

The Company does not pay members of its board of Directors any fees for attendance or similar remuneration, but reimburses them for any out-of-pocket expenses incurred by them in connection with Company business.

Item 11 Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding ownership of the Common Stock of the Company as of February 28, 1996 by (I) each person known by the Company to be the beneficial owner of more than 5 percent of the outstanding common stock of the Company; (ii) each director of the Company; and (iii) all executive officers and directors of the Company as a group.

                                                         Amount of
Names and Addresses               Beneficial               Percent
  of Beneficial Owner             Ownership                 of Class

A. B. Goldberg                      70,676                  2.7%
1380 Lawrence Street, Suite 1400
Denver, CO  80204

Cindy Jones                          2,500                   .1%
1380 Lawrence Street, Suite 1400
Denver, CO  80204

Nick Catalano                        2,500                   .1%
189-32 44th Avenue
Flushing, NY  11358

Burt Katz
1380 Lawrence Street, Suite 1400   133,217                  5.1%
Denver, CO  80204

Harvey Rosenburg                   115,080                  4.4%
1380 Lawrence Street, Suite 1400
Denver, CO  80204

Officers and Directors             323,973                 12.4%
as a Group (6 persons)

Nannette Goldberg is the wife of A.B. Goldberg, who is a director of the Company. Included in the number of shares listed above are 29,336 shares owned by her husband's sister, two children and mother.

Item 12. Certain Relationships and Related Transactions

In March 1994, the Company's subsidiary, First Films, requested that its retirement of a promissory note in the amount of $60,000 in principal to Ms. Sara Goldberg (mother of A. B. Goldberg) in exchange for 108,500 shares of the Company's preferred stock convertible into 27,125 of common be mutually reached. With the payment to Ms. Goldberg of all principal, any accrued interest on such note. Ms. Goldberg has granted First Film's request and the 27,125 shares are not reflected above.

Commencing April 1995, the Company contracted out some administrative, management and accounting functions of the Company to a company owned by the former president and director of the Company. Monthly fees for such services were $15,000 for the period April 1 to July 31, 1995 and $20,000 thereafter. In addition, a one time start-up fee of $25,000 was also paid. Total fees for 1995 were $201,000.



PART IV


Item 13. Exhibits and Reports on Form 8-K and 8-K/A

  (a)Exhibits. The following exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

  Exhibit
Table No.                                          Document
Reference

(2)           Plan of acquisition, reorganization,
              arrangement, liquidation,              None
              or succession

(3)           Articles of Incorporation and Bylaws    (A)

(4)           Instruments defining the rights of
              security holders, including             (B)
              indentures

(9)           Voting trust agreement                 None

(10)          Material contracts                      (C)

(13)          Annual or quarterly reports,
              Form 10-QSB                            None

(16)          Letter on change in certifying
              accountant                               (F)

(18)          Letter on change in accounting
              principles                              None

(21)          Subsidiaries of the registrant           (D)

(22)          Published report regarding
              matters submitted to a vote of          None
              security holders

(23)          Consent of experts and counsel           (E)

(24)          Power of attorney                       None

(27)          Financial Data Schedule                  (6)

(28)          Information from reports
              furnished to state insurance            None
              regulatory authorities

(99)          Additional exhibits                     None

(A)A complete copy of the Company's Articles of Incorporation as currently in effect and all amendments thereto was filed as Exhibit 89.3.1 to the Registrant' Form 10-K for the fiscal year ended December 31, 1989, and a complete copy of the Company's Bylaws as currently in effect was filed as
Exhibit 86-3(c) to the Company's Registration Statement on Form S-18 (Registration No. 33-9163-D) and are incorporated herein by reference thereto.

(B)The Company hereby agrees to furnish a copy of the form of its convertible subordinated debentures to the Commission upon request.

(C)The following material contracts are filed herewith or incorporated herein by reference thereto:

Document Title                Reference      Commission Filing

Stock Option Agreement         86-10(a)     Registration Statement
  on Robert Beattie                         on Form S-18 (33-9163-D)

Host Agreement-Annette
  Funnicello                   86-10(b)     Registration Statement
                                            on Form S-18 (33-9163-D)

Host Agreement-Jill St. John   86-10(c)     Registration Statement
                                            on Form S-18 (33-9163-D)

Host Agreement-James Farentino 86-10(d)     Registration Statement
                                            on Form S-18 (33-9163-D)

Host Agreement-Tony Randall    86-10(e)     Registration Statement
                                            on Form S-18 (33-9163-D)

Video Distribution Agreement   86-10(f)     Registration Statement
  Lightning Video (Vestron)                 on Form S-18 (33-9163-D)

Trademark License Agreement    86-10(g)     Registration Statement
  Rand McNally & Company                    on Form S-18 (33-9163-D)

Stock Option Agreement         86-10(h)     Registration Statement
  Peter TenEyck                             on Form S-18 (33-9163-D)

November 4, 1987 amendment to  87-10(a)     Registration Statement
  Vestron Distribution Agreements           on Form S-18 (33-9163-D)

January 29, 1988 amendment to  87-10(b)     Registration Statement
  Trademark License Agreement               on Form S-18 (33-9163-D)

Selluloid Agreement dated
  March 4, 1988                87-10(d)     Registration Statement
                                            on Form S-18 (33-9163-D)

Children as Teachers of Peach   87-10(e)    Registration Statement
  Agreement dated June 6, 1988              on Form S-18 (33-9163-D)

Eastman's Outdoor World
  and Western American Films,
  Inc. dated March 17, 1988     87-10(f)     Registration Statement
                                             on Form S-18 (33-9163-D)

Sturgis Exclusive Licensing     87-10(g)     Registration Statement
  and Use Agreement dated July 1987           on Form S-18 (33-9163-D)

Best Film and Video Corporation 87-10(h)     Registration Statement
  Distribution Agreement dated December      on Form S-18 (33-9163-D)
   7, 1987

Gillette, Wyoming Office
  Lease Agreement               87-10(i)      Registration Statement
                                              on Form S-18 (33-9163-D)



Document Title     Reference          Commission Filing

KGWY-FM Tower Lease     87-10(j)     Registration Statement
                                     on Form S-18 (33-9163-D)

December 15, 1988       89-10(a)     Form 10-K for the year
 Atlantis Video License Agreement    ended December 31, 1988

Iowa Radio Stations     89-10(b)     Form 10-K for the year
  Asset Purchase Agreement dated     ended December 31, 1988
  April 18, 1989

January 31, 1989        89-10(c)     Form 10-K for the year
  License Agreement with Adler       ended December 31, 1988
  Video Marketing, Ltd

Stock Option Agreement
  Ray Ricci             89.10.1      Form 10-K for the year
                                     ended December 31, 1989

Stock Option Agreement
  Ray Ricci             89.10.2      Form 10-K for the year
                                     ended December 31, 1989

Stock Option Agreement
  Keller, Wing,         89.10.3      Form 10-K for the year
  Godbolt and Polakovic              ended December 31, 1989

Stock Option Agreement
  Dennis Dowd           89.10.4      Form 10-K for the year
                                     ended December 31, 1989

Rand McNally Video Trip
  Guide to Ohio         89.10.5     Form 10-K for the year
  Agreement, dated                  ended December 31, 1989
  January 11, 1990

Wyoming Radio Station
  Letter of Intent      89.10.6     Form 10-K for the year
  dated March 28, 1990              ended December 31, 989

Settlement Agreement
  with Miller &         89.10.7     Form 10-K for the year
  Weiss, P.C., dated                ended December 31, 1989
  March 30, 1990

Distributor Agreement
  with Adler Video      89.10.8     Form 10-K for the year
  Marketing, Ltd.                   ended December 31, 1989

Post-Production         93-10.1     Form 10-K for the year
  Services Agreement                ended December 31, 1993

Settlement Agreement
  with DCC and          93.10.2     Form 10-K for the year
  Marshall Blonstein                ended December 31, 1993

Agreement with Rand
  McNally and Company   93.10.3     Form 10-K for the year
                                    ended December 31, 1993

Promissory note with
  Keller, Wing &        93.10.4     Form 10-K for the year
  Godbolt                           ended December 31, 1993

Distribution/licensing
  agreement with        93.10.5     Form 10-K for the year
  Woodknapp and Company             ended December 31, 1993

Amendment to Articles
  of Incorporation      93.10.6     Form 10-K for the year
  Name change                       ended December 31, 1993


Amendment to Articles
  of Incorporation      93.10.7     Form 10-K for the year
  increase authorized shares        ended December 31, 1993

Stock Option Agreement
  Robert Young          93.10.8     Form 10-K for the year
                                    ended December 31, 1993

Letter of Intent
  Polton Corporation    93.10.9     Form 10-K for the year
                                    ended December 31, 1993

Promissory note sample
  bridge lenders       93.10.10     Form 10-K for the year
                                    ended December 31, 1993

Subscription Agreement 93.10.11     Form 10-K for the year
                                    ended December 31, 1993

(D) Not required since the information is ascertainable from the Company's financial statements filed herewith.

(E) A list of all subsidiaries of the Company was filed as Exhibit 89-22(a) to the Company's Form 10-K for the year ended December 31, 1988 and is incorporated herein by reference thereto.

     (b) Reports on Form 8-K

The following Form 8-K's were filed with the Commission during the fourth quarter of 1995.

    (1) December 15, 1995
           Item 5  Other Events
          Registrant files a claim in U.S. District Court alleging tortuous, interference with contractile relations against the Receivership
Estate of Indian Motorcycle Manufacturing, Inc., a Company in federal receivership.

     (2) October 31, 1995
               Item 5  Other Events
          Registrant enters into agreement to purchase Indian licensing rights from MBL Investments if MBL is successful in the purchase of Indian trademark assets from the Bankruptcy Trustee in Worecester, Massachusetts.


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FIRST ENTERTAINMENT, INC.


Dated:     April 12, 1996            By A. B. Goldberg
                                        A. B. Goldberg, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Dated:     April 12, 1996               A. B. Goldberg
__________                              A. B. Goldberg
                                        President and Principal Executive
                                        Officer


Dated:     April 12, 1996               Cynthia M. Jones
                                        Cynthia M. Jones
                                        Secretary and Treasurer


Dated:     April 12, 1996               Dr. Nicholas Catalano
                                        Dr. Nicholas Catalano
                                        Director


Dated:     April 12, 1996               Burt Katz
                                        Burt Katz
                                        Director


Dated:     April 12, 1996               Harvey Rosenberg
                                        Harvey Rosenberg
                                        Director