Form 10QSB
period 1996-03-31
FIRST ENTERTAINMENT INC
filed 1996-05-15
CIK 803170

SECURITIES AND EXCHANGE COMMISSION
                   Washington ,D.C.   20549
                         FORM 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	                         March 31, 1996
Commission File Number                              0-15435



                 FIRST ENTERTAINMENT, INC.

     (Exact name of Company as specified in its charter)



    COLORADO                               84-0974303
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)        Identification No.)


1380 Lawrence Street, Suite 1400, Denver, Colorado 80204
(Address of principal executive offices)        (Zip code)

Company's telephone number, including area code
(303) 592-1235


 (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check whether the Company
(1) has filed all reports required to be    1)  Yes      X
filed by Section 13 or 15(d) of the __
Securities Exchange Act of 1934
during the 	preceding 12 months          2)  Yes      X
(or for such shorter period that
the Company was required to file
such reports), and(2) has been subject
to such filing requirements for
the past 90 days.

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                                  Number  of  Shares
Class                             Outstanding at May 3, 1996
Common stock, $.008 par value	         3,790,044 shares

Class A Preferred Stock, $.001 par value      10,689 shares
Class B Preferred Stock, $.001 par value     231,976 shares
Class C Preferred Stock, $.001 par value     575,000 shares



                 FIRST ENTERTAINMENT, INC.
               FORM 10-QSB QUARTERLY REPORT
                    TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION
  ITEM 1. Consolidated Financial Statements

  Consolidated Balance Sheet as of March 31,1996
  (Unaudited) and December 31, 1995


  Consolidated Statements of Operations (Unaudited) for three months ended March 31, 1996 and 1995


  Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 1996 and 1995


  Notes to Consolidated Financial Statements (Unaudited)


  ITEM 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations

PART II - OTHER INFORMATION

  Items 1 through 6

  SIGNATURE


FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                 March 31,      December 31,
                                   1996            1995
ASSETS
CURRENT ASSETS
  Cash and cash equivalents     $  79,923      $     71,488
  Trade accounts receivable,
  net of allowance                 83,413            89,203
  Accounts receivables other      160,538           145,778
  Note receivable, related party        0           100,000
  Inventories                   1,023,762            22,234
  Other current assets             16,579            18,911
                                ---------            ------
                                1,364,215           447,614
PROPERTY AND EQUIPMENT
  Master tape library           1,497,399         1,497,399
  Machinery, production and
  other equipment                 519,505           519,505
  Radio station land and
  building                        425,000                 0
  Furniture and equipment         167,646           168,449
  Leasehold improvement           170,213           170,213
  Film cost inventory             103,428           103,428
  Condominium                      57,626            57,626
  Transportation                   37,370            37,370
                                ---------          --------
                                2,978,187         2,553,990
Less accumulated depreciation   2,215,608         2,162,103
                               ----------         ---------
                                  762,579           391,887

OTHER ASSETS
  Licensing and
  distribution rights           1,700,000                 0
  Goodwill, net of
  amortization                    876,811           892,441
  Other noncurrent assets               0               956
                                ---------           --------
                                2,576,811            893,397

TOTAL ASSETS                   $4,703,605         $1,732,898
                               ==========         ==========

                                 March 31,      December 31,
                                  1996              1995
LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit):
CURRENT LIABILITIES
  Notes payable and current
  portion of long term debt   $ 1,043,950          $ 923,048
  Notes payable, related parties        0             13,167
  Accounts payable                 55,189             63,268
  Accrued interest                299,240            325,185
  Accrued liabilities              76,757            122,830
  Net liabilities of
  discontinued operations               0            297,565
                                ---------          ---------
  Total current liabilities     1,475,136          1,745,063

LONG TERM DEBT, NET OF
CURRENT PORTION                   836,042             54,281
                                  -------             ------

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value;
  authorized 5,000,000 shares;
  Class A preferred stock,
  10,689 shares issued                 10                10
  Class B preferred stock,
  231,976 shares issued               232               232
  Class C preferred stock,
   575,000 shares issued              575                 0
Common stock, $.008 par value;
  authorized 6,250,000 shares;
  3,790,044 and 2,361,544
  shares issued                    30,320            21,052
  Capital in excess of
  par value                    13,429,988        11,227,696
  Accumulated deficit         (10,355,120)      (10,567,547)
  Deferred compensation          (228,754)         (263,065)
  Treasury stock, at cost        (484,824)         (484,824)
                              -----------        ----------
                                2,392,427           (66,446)
                              -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS
  EQUITY (DEFICIT)             $4,703,605        $1,732,898

"See accompanying notes to consolidated financial statements."

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                For the three months  For the three months
                   ended March 31,       ended March 31,
                        1996                  1995
REVENUE:
  Live Entertainment   $ 330,225             $ 275,422
  Radio                  177,940               160,469
  Video                      583                 3,920
  Other                    6,136                15,199
                       ---------              --------
                         514,884               455,010

COSTS AND EXPENSES:
  Cost of sales
  live entertainment      263,364               254,204
  Cost of products sold
  radio                   143,982               118,617
  Cost of products sold
  video                       166                 4,244
  Depreciation and
  amortization              71,634               89,648
  Selling, general and
  administrative           273,999               371,634
                          --------              --------
                           753,145               838,347

OPERATING LOSS FROM
CONTINUING OPERATIONS     (238,261)             (383,337)

OTHER INCOME (EXPENSE)
  Interest expense         (28,114)              (40,769)
  Other                     22,059                   492

LOSS FROM CONTINUING
OPERATIONS                (244,316)             (423,614)

DISCONTINUED OPERATIONS
  Loss from operations of
  discontinuance of Image   (28,570)              238,967
  Gain on disposal of Image 485,313                     0
                            -------               -------
NET INCOME (LOSS)         $ 212,427           $ (662,581)
                          =========           ===========

GAIN (LOSS) APPLICABLE TO COMMON STOCK
PER SHARE DATA:
  Net income (loss) per share
  continuing operations   $     (.09)          $    (.20)
  Net income (loss) per share,
  discontinued operations        .17           $    (.12)
                           ----------          ----------
  Net income (loss) per
  common share              $    .08           $    (.32)
                           =========           ==========
WEIGHTED-AVERAGE NUMBER OF
SHARES OUTSTANDING          $2,660,794        $2,084,958
                            ==========        ==========

  "See accompanying notes to consolidated financial statements."


FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                             For the         For the
                          three months     three months
                          ended March 31,  ended March 31,
                              1996               1995
CASH FLOWS FROM
OPERATING ACTIVITIES
  Net income (loss)           $  212,427      $  (662,581)
  Adjustments to
  reconcile net income
  (loss) to net cash
  from operations
     Depreciation and
     amortization                 71,634            91,362
     Common stock
     options issued                    0            94,841
     Common stock
     issued for services          71,446           117,250
     Gain on disposal of Image  (435,307)                0
     Gain on debt extinquishment (21,341)                0
  Changes in operating
  assets and liabilities
     (Increase)
     decrease in
       Receivables                 91,030            21,249
       Inventories                 1,528             (2,508)
       Other current
       assets                      2,332             (2,614)
       Other assets                  956           (183,621)
  Increase (decrease) in
       Accounts payable            (8,079)          (45,539)
       Accrued Liabilities        (11,998)              173
       Bank Overdraft                   0           (18,100)
                                   ------            ------
       Cash provided by
       discontinued
       operations                  72,168                 0
                                   ------            ------
NET CASH PROVIDED BY (USED)
IN OPERATING ACTIVITIES:           46,795          (360,694)
                                   ------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital
  expenditures net                       0          (15,669)
  Investments
  and other                            803           (8,210)
  Cash used in
  discontinuing operations               0                0
                                       ---           ------
NET CASH PROVIDED BY
(USED IN) INVESTING
ACTIVITIES                              803         (23,879)
                                        ---         --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments
  on debt                           (39,163)        (60,715)
  Proceeds from
  issuance of common
   stock                                  0         259,400
  Cash used in
  discontinuing
  operations                              0               0
                                    -------         -------
NET CASH PROVIDED BY
 (USED IN) FINANCING
 ACTIVITIES                         (39,163)        198,685
                                    --------        -------

NET INCREASE
(DECREASE) IN CASH                    8,435        (185,888)
CASH AND CASH
EQUIVALENTS, BEGINNING
OF PERIOD                            71,488         185,888
CASH AND CASH
EQUIVALENTS,
END OF PERIOD                     $  79,923        $      0
                                  =========        ========

"See accompanying notes to consolidated financial statements."


FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   General:

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
The accompanying financial information is Unaudited but includes all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the information set forth. The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements which are included in the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 1995.

The results for the interim period are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1996. The Company believes that the three month report filed on Form 10-QSB is representative of its financial position and its results of operations and changes in cash flows for the periods ended
March 31, 1996 and 1995.

2.   Stockholders Equity

On March 31, 1996 the Company has acquired certain assets from Balzac, Inc. ("Balzac"), a private company which manufactures and distributes toys, including a product line of toy balls. These assets consist of inventory and contact rights. These rights consist of the following 1. Atlanta Distributorship for the Olympics; 2. Jason Carson Employment Agreement; 3. Interest in the Joseph Gabriel Secrets of Magic; 4. Distribution of Balzac Inc. in Japan (Per Mitsui Agreement); %. The World of Balzac animated TV show, as presently covered by the Second City Agreement; and 6. five additional Balzac revenues, the locations to be determined by Balzac over the next 18 months.

In exchange for the inventory and the above-named rights, The Company has issued 1,100,000 shares of its restricted common stock. Further, in consideration of the acquisition, the Company agreed to grant: stock options to Balzac to purchase 750,0000 common shares of the Company at a price of $11.00, excercisable for a period of five years from the date of grant; and, a stock option to Balzac to purchase 750,000 common shares of the Company at a price of $19.00, exercisable for a period of five years from that date of the grant. In addition, the Company and Balzac agreed to negotiate additional stock options for Balzac to purchase 750,000 common shares of the Company at a price of $28.00 and to purchase 750,000 common shares of the Company at a price of $38,00, at such time and upon such terms and conditions as the parties may mutually agree. Company agreed that it will not enter into any agreement, including but not limited to the dilution of its common shares, or any other action that may materially affect the common shares of the Company without first obtaining the written consent of Balzac, which consent shall not be unreasonable without first attaining the written consent of Balzac, which consent shall not be unreasonable withheld. If and whenever additional common shares shall be issued by the Company, then the number of common shares subject to the options herein shall be proportionately adjusted so that Balzac's relative position in the Company will not be diluted. Finally, as a part of this Agreement, Balzac shall have the right to name two persons to the Company's Board of Directors as long as Balzac owns any common shares in the Company. In addition, the Company acquired an exclusive license agreement for the sale of Balzac products in Australia for $800,000 which is payable over five years based upon a formula of 60% of net profits from the sale of Balzac products.

Effective March 31, 1996 the Company entered into a Purchase Agreement with Scott Kajiya and Jamie Ruiz (the Sellers) whereby the Company will acquire 55% of the issued and outstanding common stock of Indian Motorcycle Company Japan, a development stage company, and certain licensing rights in exchange for 300,000 shares of the Company's Class C Preferred Stock valued at $1.00 per share.

The licensing rights acquired allow the use of Indian
Motorcycle Trademark on various products including denim and denim related products, shoes, boots, jewelry, accessories and eyewear.

During the quarter ending March 31, 1996, the Company issued
58,500 shares of common stock for consulting services valued at approximately 37,137. The common stock issued for consulting services was registered in an S-8 registration statement and were free trading upon issuance.

On April 9, 1996, the Board of Directors approved a one share for four reverse stock split. Accordingly, all references in the consolidated financial statements to shares issued, shares outstanding, average number of shares outstanding, and related per share amounts, prices, stock option plan data have been restated to reflect the reverse stock split.

3. Income Taxes

The tax effects of temporary differences and carryforward amounts that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1995 and 1994 are:

    Deferred tax assets:                  1995       1994
     Net operating loss
     carryforwards                  $ 1,940,000  $ 985,000
     Investments                                    25,000
     Future deductible amounts for
     stock issuance                                 74,000
     Discontinued operations            322,000
     Other                               23,000     33,000
                                      ---------     -------
     Total gross deferred tax assets  2,285,000  1,117,000
     Less valuation allowance        (2,229,000)(1,050,000)
                                     ----------------------
    Deferred tax liabilities:            56,000     67,000
     Property and equipment             (56,000)   (67,000)
                                        --------   --------
    Net deferred taxes                  $    -0- $      -0-
                                        ======== ==========

  A valuation allowance has been established to reflect
management's evaluation that it is more likely 	than not
that all of the deferred tax assets will not be realized.

The valuation allowance increased $1,179,000 in 1995 and $172,000 in 1994.

As of December 31, 1995, net operating loss carryforwards were approximately $9.7 million. Utilization of certain portions of this amount is subject to limitations under the Internal Revenue Code. Carryforward amounts expire at various dates through 2010.

4. Discontinued Operations

On April 24, 1996 the Company and Harvey Rosenberg, a former officer and director of the Company entered into a purchase agreement for the sale of Image Marketing Group, Inc., the Company majority owned subsidiary which had been accounted for as discontinued operations.

Mr. Rosenberg purchased the Company's 1.986,376 share of Image for $1,000. The sale resulted in a gain to the Company in the amount of $485,313 since Image had negative assets.

ITEM 2.  MANAGEMENT DISCUSSION AND PLAN OF OPERATION.

Results of Operation
March, 1996 vs. March, 1995

For the quarter ended March 31, 1996 the Company incurred a loss from continuing operations of $244,316 as compared to a loss from continuing operations of $423,614 for the quarter ended March 31, 1995. The decrease in the net loss for the quarter ended March 31, 1996 as compared to March 31, 1995 is the result of an increase in live entertainment and radio sales and a reduction of general and administrative expenses. The overall gain from discontinued operations of Image for the quarter ended March 31, 1996 is primarily the result of the sale of Image which had negative assets at the time of disposition.

Overall, revenues increased by approximately $59,000, from $455,000 in 1995 to $515,000 in 1996. Substantially all of
the increase is from an increase in live entertainment revenue of $55,000. Radio sales increased by approximately $7,000, and video sales decreased by approximately $3,000. The reduction in video sales is due to the loss of the Company's exclusive U.S. distributor in January, 1995. The increase in live entertainment revenues was due to increased attendance as a result of big name acts in the first quarter, some of whom performed on weeknights which boosted revenues.

Cost of sales live entertainment increased as a result of an increase in revenues but the percent of cost of sales to sales decreased from 92% to 80% in the first quarter of 1996. Overall attendance increased substantially but the labor cost remained the same which helped the overall gross profit.

Cost of goods sold radio, increased approximately 25,000 comparing 1996 to 1995. The cost of sales radio increase from 74% in 1995 to 81% in 1996. The Company is aggressively pursuing additional advertising revenues in 1996 and increasing is promotions to obtain a larger market share.

Depreciation and amortization have decreased comparing 1996 to 1995 due to a substantial portion of the Companies assets were fully amortized at March 31, 1996. General and administrative costs decreased, $100,000 in 1995 as compared to 1994. The major reason for the decrease is due to a reduction in the use of consultants and overall effort by the Company to reduce costs. The Company is continuing in its efforts to reduce overhead costs wherever possible.

Interest expense is decreased slightly in 1996 over 1995 as a result of a reduction of long term debt in the fourth quarter of 1995 and the first quarter of 1996.


Liquidity and Capital Resources

As of March 31, 1996, the Company had a working capital deficit of approximately $110,900 , a decrease of $1,186,600 over the working capital deficit at December 31, 1995 of $1,279,500. The primary reason for the decrease in the working capital deficit is the acquisition of inventory of $1,000,000 and the sale of the negative net assets of the discontinued operations.

Net cash provided by operations for 1996 was $ 46,795 as compared to net cash used in operations of $360,694 in 1995. In the first quarter of 1995 the Company has been successful in raising approximately $260,000 in equity financing which was used primarily to finance the net cash used by operations. In addition the Company has been able to issue common stock for services thereby reducing the need for cash.

The Company's ability to continue as a going concern will largely depend on its ability to generate working capital through debt or equity financing and profitable operations. Working capital deficiencies have hindered the Companies ability to fund certain business segments. Currently the Company has bank debt of $1.9 million which is currently due and due later in 1996. Working capital is needed to further develop the Kodak Video Trips and the new acquired Balzac lines of business. The likelihood of obtaining the necessary equity financing is uncertain at this time.





	 PART II -  OTHER INFORMATION
- ---------------------------------------------
Item 1:  Legal Proceedings
         None

Item 2:  Changes in Securities
         None

Item 3:  Defaults upon Senior Securities
         None

Item 4:  Submission of Matters to a Vote of Security
Holders
         None

Item 5:  Other Information
         None

Item 6:  Exhibits and Reports on Form 8-K

    (A)  Exhibits
         None

    (B)  Reports on Form 8-K dated January 24, 1996 and
February 9, 1996 were filed during the quarter ended March
31, 1996.


SIGNATURES


Pursuant to the requirements of the Exchange Act , the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           First Entertainment Inc.



DATE:  May 15, 1996        A.B. Goldberg
                           A.B. Goldberg
                           President