Form 10QSB
period 1996-06-30
FIRST ENTERTAINMENT INC
filed 1996-08-14
CIK 803170

SECURITIES AND EXCHANGE COMMISSION
                             FORM 10-QSB
                      Washington ,D.C.   20549


           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  June 30, 1996	Commission File Number 0-15435


                         FIRST ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)


	COLORADO                                        84-0974303

 (State or other jurisdiction     I.R.S. Employer Identification No.
of incorporation or organization)

         1380 Lawrence Street, Suite 1400, Denver, Colorado  80204

 (Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code     (303) 592-1235


 (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check whether the registrant (1) has filed      1)  Yes X__
 all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the           2)  Yes X__
preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                                           Number  of  Shares
	Class                                   Outstanding at June 30,1996

	Common stock, $.008 par value               4,030,419 shares

	Class A Preferred Stock, $.001 par value       10,689 shares
	Class B Preferred Stock, $.001 par value 231,976 shares Class C Preferred Stock, $.001 par value 425,000 shares

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                            June 30,     December 31,
                                               	1996              1995
ASSETS
CURRENT ASSETS
Cash and cash equivalents           $      67,774       $	   71,488
Trade accounts receivable,
 net  of allowance                         79,382           89,203
Accounts receivables other                159,611          145,778
Notes receivable, related parties               0          100,000
Inventories                             1,023,956           22,234
Other current assets                       15,144           18,911
                                      -----------         --------
                                        1,345,837          447,614
                                       -------------       ---------
PROPERTY AND EQUIPMENT
	Master Tape Library                     1,497,399        1,497,399
	Machinery, production and
	 other equipment                          519,505          519,505
	Radio station land and building           425,000                0
	Furniture and equipment                   167,568          168,449
	Leasehold improvement                     170,213          170,213
Film cost inventory                       103,428          103,428
Condominium                                57,626           57,626
Transportation                             37,370           37,370
                                        2,978,109        2,553,990
Less Accumulated Depreciation	           2,274,052        2,162,103
                                       ----------       ----------
                                          704,057          391,887
                                       ----------      -----------

OTHER ASSETS
License and distribution rights,
 net of amortization                    1,657,500                0
Goodwill, net of amortization             861,181          892,441
Other noncurrent assets                         0              956
                                       ----------       ----------
	                                       2,518,681          893,397
                                       ----------        ---------

TOTAL ASSETS                           $4,568,575       $1,732,898
                                       ==========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES
Notes payable and current
  portion of long term debt           	$1,063,949         $ 923,048
Notes payable, related parties                 0            13,167
Accounts payable                          54,715            63,268
Accrued interest                         327,755           325,185
Accrued liabilities                       59,654           122,830
Net liabilities of discontinued
 operations                                    0           297,830
                                         -------         ---------
Total current liabilities              1,506,073         1,745,063
                                      ----------         ---------

LONG TERM DEBT, NET OF CURRENT PORTION	     808,800            54,281
                                      ----------         ---------

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized
	5,000,000 shares;
	Class A preferred stock, 10,689
    shares issued                            10                 10
	Class B preferred stock, 231,976
    shares issued                           232                232
	Class C preferred stock, 575,000
     shares issued                          425
Common stock, $.008 par value;
 authorized 6,250,000 shares;
 4,107,544 and 2,361,544 issued,
 respectively                             32,860        21,052
Capital in excess of par value        	13,632,553    11,227,696
Accumulated deficit                  (10,733,111)      (10,567,547)
Deferred compensation                   (194,443)     (263,065)
Treasury stock, at cost                 (484,824)     (484,824)
                                     -----------    -----------
                                       2,253,702       (66,446)
                                    ------------    -----------

Total liabilities and
  stockholders equity                 $4,568,575    $1,732,898
                                    ============    ==========

"See accompanying notes to consolidated financial statements."

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                   For the three months ended  For the six  months ended
                              June 30, June 30,   June 30,  June 30,
                                  1996     1995      1996      1995
REVENUE:
    Live Entertainment       $ 290,306 $ 235,981 	$ 620,531  $ 511,403
    Radio                      155,107   160,256   	333,047    320,725
    Video                       54,581       765    55,164	      4,685
    Other                       20,532	    11,494    26,668     26,693
                             ---------   -------   -------  ----------
                               520,526   385,508 	1,035,410    863,506
                             ---------   ------- ---------  ----------

COSTS AND EXPENSES:
    Cost of sales -
      live entertainment       	262,376   181,042  	 525,740    435,246
      sold - radio             111,131   119,057   	255,113    237,674
    Cost of products
      sold - video               7,287    12,800     	7,453     17,044
    Depreciation and
     amortization              116,947    82,729   	188,581    171,502
    Selling, general and
     administrative            376,100	   445,249   650,099    702,073
                              --------   --------  -------   --------
                               873,841   840,877 1,626,986	  1,563,539
                             ---------  -------- ---------  ----------

OPERATING LOSS FROM CONTINUING
    OPERATIONS               (353,315) (455,369) (591,576)	  (700,033)

OTHER INCOME (EXPENSE)
    Interest expense          (25,036)  (29,172)	  (53,150)   (69,941)
    Other                          360       646    22,419      2,203
                               -------   --------  -------    --------
LOSS FROM CONTINUING
 OPERATIONS                  (377,991)  (483,895) (622,307)  (767,771)

DISCONTINUED OPERATIONS
    Income (Loss) from
      operations of
      discontinuance of
      Image                         0     41,548   (28,570)	 (337,157)
    Gain on disposal of
      Image                         0               485,313
                            ---------               -------
NET INCOME (LOSS)         $ (377,991)  (442,347) 	$(165,564)$(1,104,928)
                         ============ =========== ======== ===========

INCOME (LOSS) APPLICABLE
 TO COMMON STOCK
 PER SHARE DATA:
  Net Income (loss)
   per share, continuing
   operations                   (.10)      (.17)      (.19)     (.28)
  Net Income (loss)
   per share,
   discontinued
   operations                                .01        .14     (.13)
  Net Income (loss)
   per common share             (.10)      (.16)      (.05)     (.41)

WEIGHTED-AVERAGE
 NUMBER OF SHARES
 OUTSTANDING               3,895,877	  2,814,348  3,244,210 2,725,284

		"See accompanying notes to consolidated financial statements"


FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                              For the six months   For the six months
                                  ended June 30,       ended June 30,
                                           1996                 1995
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net income (loss)                 $ (165,564)         $ (1,104,928)
Adjustments to reconcile
 net income (loss) to
   net cash from operations
     Minority interest                                     (58,050)
     Depreciation and
       amortization                  188,581               175,228
     Common Stock options
      issued                                                94,841
     Common Stock issued
      for services                   310,712               228,408
     Gain on disposal of
       Image                       (485,313)
     Gain on debt
      extinquishment                (21,341)
  Changes in operating
    assets and liabilities
     (Increase) decrease in
      Receivables                    95,988                200,117
      Inventories                   (1,722)                143,168
      Other current assets            3,797                 20,838
      Other assets                      956               (43,411)
  Increase (decrease) in
      Accounts payable              (8,553)              (146,785)
      Accrued Liabilities          (39,265)               (20,401)
      Bank Overdraft                      0               (40,039)
      Net liabilities of
       discontinued operations      185,757
                                    ---------               ---------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:                  64,033             (446,802)
                                   -----------            ----------

CASH FLOWS FROM INVESTING
 ACTIVITIES
Capital expenditures - net                               (16,370)
Investments and other                                        (29)
                                    -----------            --------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                                       (16,341)
                                   -----------            ----------

CASH FLOWS FROM FINANCING
 ACTIVITIES
Advances to affiliates                                    (86,000)
Principal payments on debt          (67,747)             (181,742)
Proceeds from issuance
 of common stock                                          646,400
                                     ----------            ---------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                 (67,747)              378,658
                                    -----------            --------

NET INCREASE (DECREASE) IN CASH        (3,714)             (84,485)
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                    71,488             185,888
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                          67,774           $ 101,403

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

     The results for the interim period are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1996. The Company believes that the six month report filed on Form 10-QSB is representative of its financial position and its results of operations and changes in cash flows for the periods ended June 30, 1996 and 1995.

2.  Stockholders Equity

On March 31, 1996 the Company has acquired certain assets from Balzac, Inc. (Balzac), a private company which manufactures and distributes toys, including a product line of toy balls. These assets consist of inventory and contact rights. These rights consist of the following 1. Atlanta Distributorship for the Olympics; 2. Jason Carson Employment Agreement; 3. Interest in the Joseph Gabriel Secrets of Magic; 4. Distribution of Balzac Inc. in Japan (Per Mitsui Agreement); 5. The World of Balzac animated TV show, as presently covered by the Second City Agreement; and 6. five additional Balzac venues, the locations to be determined by Balzac over the next 18 months.

In exchange for the inventory and the above-named rights, The Company has issued 1,100,000 shares of its restricted common stock. Further, in consideration of the acquisition, the Company agreed to grant: stock options to Balzac to purchase 750,0000 common shares of the Company at a price of $11.00, excercisable for a period of five years from the date of grant; and, a stock option to Balzac to purchase 750,000 common shares of the Company at a price of $19.00, exercisable for a period of five years from that date of the grant. In addition, the Company and Balzac agreed to negotiate additional stock options for Balzac to purchase 750,000 common shares of the Company at a price of $28.00 and to purchase 750,000 common shares of the at a price of $38,00, at such time and upon such terms and conditions as the parties may mutually agree. Company agreed that it will not enter into any agreement, including but not limited to the dilution of its common shares, or any other action that may materially affect the common shares of the Company without first obtaining the written consent of Balzac, which consent shall not be unreasonable without first attaining the written consent of Balzac, which consent shall not be unreasonable withheld. If and whenever additional common shares shall be issued by the , then the number of common shares subject to the options herein shall be proportionately adjusted so that Balzac's relative position in the Company will not be diluted. Finally, as a part of this Agreement, Balzac shall have the right to name two persons to the Board of Directors as long as Balzac owns any common shares in the . In addition, the Company acquired an exclusive license agreement for the sale of Balzac products in Australia for $800,000 which is payable over five years based upon a formula of 60% of net profits from the sale of Balzac products.

Effective March 31, 1996 the entered into a Purchase Agreement with Scott Kajiya and Jamie Ruiz (the Sellers) whereby the Company will acquire 55% of the issued and outstanding common stock of Indian Motorcycle Company Japan, a development stage company, and certain licensing rights in exchange for 300,000 shares of the it's Class C Preferred Stock valued at $1.00 per share.

The licensing rights acquired allow the use of Indian Motorcycle
Trademark in Japan on various products including denim and denim related products, shoes, boots, jewelry, accessories and eyewear.

During the quarter ending March 31, 1996, the Company issued 58,500 shares of common stock for consulting services valued at approximately $37,137. During the quarter ended June 30, 1996, the Company issued 167,500 shares of common stock for consulting services valued at approximately $205,000. The common stock issued for consulting services was registered in an S-8 registration statement and were free trading upon issuance.

On April 9, 1996 the Board of Directors approved a one share for four reverse stock spilt. Accordingly, all references in the consolidated financial statements to shares issued, shares outstanding, average number of shares outstanding, and related per share amounts, prices, stock option plan data have been restated to reflect the reverse stock split.

3.  Income Taxes

The tax effects of temporary differences and carryforward amounts that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1995 and 1994 are:

  Deferred tax assets:                       1995            1994
   Net operating loss
     carryforwards                    $ 1,940,000       $ 985,000
     Investments                                           25,000
     Future deductible amounts for
      stock issuance                                       74,000
     Discontinued operations             322,000
                                      ----------         --------
     Other                                23,000           33,000
     Total gross deferred
      tax assets                       2,285,000        1,117,000
     Less valuation allowance        (2,229,000)      (1,050,000)
     Deferred tax liabilities:            56,000           67,000
     Property and equipment             (56,000)         (67,000)

Net deferred taxes                  $        -0-  $           -0-

A valuation allowance has been established to reflect management's evaluation that it is more likely than not that all of the deferred tax assets will not be realized.

The valuation allowance increased $1,179,000 in 1995 and $172,000 in 1994.

As of December 31, 1995, net operating loss carryforwards were approximately $9.7 million. Utilization of certain portions of this amount is subject to limitations under the Internal Revenue Code. Carryforward amounts expire at various dates though 2010.


4. Discontinued Operations

On April 24, 1996 the Company and Harvey Rosenberg, a former officer and director of the Company entered into a purchase agreement for the sale of Image Marketing Group, Inc. the Company majority owned subsidiaries which had been accounted for as discontinued operations.

Mr. Rosenberg purchased the Company's 1,986,376 shares of Image for $1,000. The sale resulted in a gain to the Company in the amount of $485,313 since Image had negative net assets.

5. Subsequent Events

On July 10, 1996 the Company acquired 60% of the issued and outstanding shares of common stock of Power Media Communications International, Inc. (PMCII) in exchange for 770,000 shares of the Company's restricted common stock valued at approximately $400,000. PMCII is a development stage company with various rights and properties, which is acquired from The Original As Seen On TV Company. The acquisition has been accounted for as a purchase.

The Company intends to develop kiosks in major retail malls throughout the country which sells products currently advertised on television through informercials. The benefit to the Company is that customers will purchase products they have seen on TV but the product manufacturer and not the Company provides substantially all of the advertising. The Company intends to raise capital in a private placement to obtain adequate financing to develop the kiosks, aquire inventory and provide working capital.

     ITEM 2.  MANAGEMENT DISCUSSION AND PLAN OF OPERATION.

     Results of Operation
     June, 1996 vs. June, 1995

For the period ended June 30, 1996 the Company incurred a loss from continuing operations of $622,307 as compared to a loss from continuing operations of $767,771 for the period ended June 30, 1995. The decrease in the net loss for the quarter ended June 30, 1996 as compared to June 30, 1995 is the result of an increase in live entertainment and radio sales and a reduction of general and administrative expenses. The overall gain from discontinued operations of Image for the period ended June 30, 1996 is primarily the result of the sale of Image which had negative net assets at the time of disposition.

Overall, revenues increased by approximately $172,000, from $863,000 in 1995 to $1,035,410 in 1996. Live entertainment revenue increased $109,000, radio sales increased by approximately $12,000 and video sales increased by $50,000. The increase in live entertainment revenues was due to increased attendance as a result of big name acts in the first quarter, some of whom performed on weeknights which boosted revenues. The second quarter of 1996 was not as successful for live entertainment as the first quarter but was substantially higher than for the same period last year. Radio sales decreased from $178,000 in the first quarter of 1996 to $155,000 in the second quarter of 1996. Radio sales for 1996 are still 5% ahead of 1995. Video sales increased by $50,000 in 1996 over 1995 as a result of receipt of royalties for foreign sales from its foreign distribution. Subsequent to June 30,1996 the Company sold its foreign distribution rights to its foreign distributor for $50,000.

Cost of sales live entertainment increased as a result of an increase in revenues but the percent of cost of sales to sales remained level at 85%. Overall attendance increased substantially but the labor cost increased also.

Cost of goods sold radio, increased approximately $ 25,000 comparing 1996 to 1995. The cost of sales radio increase from 74% in 1995 to 77% in 1996. The Company is aggressively pursuing additional advertising revenues in 1996 and increasing its promotions to obtain a larger market share.

Depreciation and amortization have increased only slightly comparing 1996 to 1995. General and administrative costs decreased $50,000 in 1996 as compared to 1995. The major reason for the decrease is due to a reduction in the use of consultants, the reduction in leased office space and overall effort by the Company to reduce costs. The Company is continuing in its efforts to reduce overhead costs wherever possible.

Interest expense is decreased slightly in 1996 over 1995 as a result of a reduction of long term debt in the fourth quarter of 1995 and the first quarter of 1996.

Liquidity and Capital Resources

As of June 30, 1996, the Company had a working capital deficit of approximately $160,236 , a decrease of $1,137,200 over the working capital deficit at December 31, 1995 of $1,279,500. The primary reason for the decrease in the working capital deficit is the acquisition of inventory of $1,000,000 and the sale of the negative net assets of the discontinued operations.

Net cash provided by operations for 1996 was $ 64,033 as compared net cash used in operations of $446,802 in 1995. The net cash provided by operations in 1996 is the result of increased revenues, collection of a $100,000 note receivable and $50,000 stock for services which reduces the Company's capital requirements. In 1995, the Company had been successful in raising approximately $646,000 in equity financing which was used primarily to finance the net cash used by operations. In addition the Company has been able to issue common stock for services thereby reducing the need for cash.

The Company's ability to continue as a going concern will largely depend on its ability to generate working capital through debt or equity financing and profitable operations. Working capital deficiencies have hindered the Companies ability to fund certain business segments. Currently the Company has bank debt of $1.9 million which is currently due and due later in 1996. Working capital is needed to further develop the Kodak Video Trips, the new acquired Balzac lines of business and the Indian Japan opportunities. The likelihood of obtaining the necessary equity financing needed to develop these opportunities is uncertain at this time.


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

Item 5:   Other Information
          None

Item 6:   Exhibits and Reports on Form 8-K

       (A)   Exhibits
             None

      (B) Reports on Form 8-K dated January 24, 1996 and February 9, 1996 were filed during the quarter ended March 31, 1996.

           Reports on Form 8-K dated April 19,996 were filed during the quarter ended June 30,1996

           Report on Form 8-K dated April 26,1996 were filed during the quarter ended June 30,1996.


SIGNATURES


Pursuant to the requirements of the Exchange Act , the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             First Entertainment Inc.



DATE:  August 14, 1996          /S/ A.B. Goldberg
                                A.B. Goldberg
                                President