Form 10QSB
period 1996-09-30
FIRST ENTERTAINMENT INC
filed 1996-11-13
CIK 803170

SECURITIES AND EXCHANGE COMMISSION
                     Washington ,D.C.   20549
                            FORM 10-QSB


            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  September 30, 1996   Commission File Number 0-15435


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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                                         Number  of  Shares
  Class                              Outstanding at September 30,1996

   Common stock, $.008 par value             4,947,163    shares



FIRST ENTERTAINMENT, INC
FORM 10-QSB QUARTERLY REPORT
TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION
    ITEM 1. Consolidated Financial Statements

    Consolidated Balance Sheet as of September 30,1996
    (Unaudited) and December 31, 1995


    Consolidated Statements of Operations (Unaudited) for the nine months and the three months ended September 30, 1996 and 1995


    Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 1996 and 1995


    Notes to Consolidated Financial Statements (unaudited)


    ITEM 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations

PART II - OTHER INFORMATION

    Items 1 through 6

    SIGNATURE



FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)



                                      September 30,       December 31,
                                          1996                1995
ASSETS
CURRENT ASSETS
Cash and cash equivalents               $  50,208       $  71,488
Trade accounts receivable, net
    of allowance                           82,485          89,203
Accounts receivables other                169,611         145,778
Notes receivable, related parties                         100,000
Notes receivable, officer                  10,000               0
Inventories                                72,580          22,234
Other current assets                       19,536          18,911
-----------------------------------------------------------------
                                          404,420         447,614
  ------------------------------------------------------------------
PROPERTY AND EQUIPMENT
   Master Tape Library                    1,497,399       1,497,399
   Machinery, production and
     other equipment                         519,505         519,505
   Radio station land and building           425,000
   Furniture and equipment                   174,598         168,449
   Leasehold improvement                     170,213         170,213
   Condominium                                57,626          57,626
   Transportation                             37,370          37,370
   Film cost inventory                       103,428         103,428
------------------------------------------------------------------
                                         2,985,139       2,553,990
Less Accumulated Depreciation  	          2,338,680       2,162,103
------------------------------------------------------------------
                                           646,459         391,887
------------------------------------------------------------------

OTHER ASSETS
License and distribution rights,
   net of accumulated
    amortization of $449,831
     and $357,941                        1,700,552         892,441
Investments and other                      411,000             956
Noncurrent inventory                       950,000               0
------------------------------------------------------------------
	                                      3,061,552         893,397
------------------------------------------------------------------

TOTAL ASSETS                          $  4,112,431     $ 1,732,898
=================================================================

                                       September 30,    December 31,
                                           1996             1995
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES
Notes payable and current
   portion of long term debt             $ 863,040       $ 923,048
Notes payable, related parties                   0          13,167
Accounts payable                            54,092          63,268
Accrued interest                           336,276         325,185
Accrued liabilities                         67,764         122,830
Net liabilities of discontinued
 operations                                      0         297,565
------------------------------------------------------------------
Total current liabilities                1,321,172       1,745,063
------------------------------------------------------------------

LONG TERM DEBT, NET OF CURRENT PORTION       	202,690          54,281
--------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value;
 authorized
   5,000,000 shares;
   Class A preferred stock, 10,689
 shares issued and outstanding                 10               10
   Class B preferred stock, no
     shares issued                              0              232
   Class C preferred stock, 425,000
 shares issued and outstanding                425                0
Common stock, $.008 par value;
 authorized 6,250,000 shares;
 5,024,288 shares issued
 at September 30, 1996                     40,194           21,052
Capital in excess of par value	         14,117,312       11,227,696
Accumulated deficit                   (10,924,416)     (10,567,547)
Deferred compensation                    (160,132)        (263,065)
Treasury stock, at cost
 (77,125 shares)                         (484,824)        (484,824)
------------------------------------------------------------------
                                        2,588,569          (66,446)
------------------------------------------------------------------

Total liabilities and stockholders
  equity                              $  4,112,431      $1,732,898
=================================================================


"See accompanying notes to consolidated financial statements."
[CAPTION]
FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

               For the three months ended    For the nine months ended
              September 30,  September 30,  September 30, September 30,
                  1996            1995          1996         1995
REVENUE:
 Live
  Entertainment $ 288,079     $ 236,642     	$ 908,611	   $ 752,931
 Radio            192,846       177,877	       525,893     498,603
 Video             50,165        25,947	       105,329      30,967
 Other              6,194        12,667	        32,861      34,515
-----------------------------------------------------------------
                  537,284       453,133     1,572,694	   1,317,016
-----------------------------------------------------------------

COSTS AND EXPENSES:
 Cost of sales -
  live
   entertainment  270,606       215,956       796,983     653,120
 Cost of
  products sold
   - radio        127,868       132,145	       382,981     369,147
  Cost of
 products sold
  - video           3,075           163	        12,520     112,691
 Depreciation
  and
   amortization    78,325        75,545	       268,106     252,257
 Selling,
  general and
  administrative  221,312	       384,657       849,982   1,074,676
-----------------------------------------------------------------
                  701,186       808,466	     2,310,572   2,461,891
-----------------------------------------------------------------

OPERATING LOSS
 FROM CONTINUING
  OPERATIONS     (163,902)	     (355,333)     (737,878) 	(1,144,875)

OTHER INCOME
  (EXPENSE)
 Interest
  expense        (24,651)       (27,656)	      (77,654)    (38,239)
 Other            (2,752)         1,236	        22,764         656
-----------------------------------------------------------------

LOSS FROM
  CONTINUING
  OPERATIONS    (191,305)	      (381,753)     (792,768) 	(1,182,458)

DISCONTINUED
  OPERATIONS
 Income (Loss)
  from
   operations
    of
 Discontinuance
  of Image                      	(148,761)     (28,570)	   (460,677)
 Gain on
  disposal of
   Image                                      464,469
-----------------------------------------------------------------
NET INCOME
 (Loss)        $ (191,305)    $ (530,514)  	 $ (356,869) $(1,643,135)
===================================================================

PER SHARE DATA:
 Net Income
  (loss) per
   share,
   continuing
   operations        (.05)          (.15)        (.21)       (.47)
 Net income
  (loss) per
   share,
  discontinued
   operations                       (.06)         .12        (.18)
 Net income
  (loss) per
   common share      (.05)          (.21)	        (.09)       (.65)

WEIGHTED-AVERAGE
 NUMBER OF
 SHARES
 OUTSTANDING   3,809,886       2,498,878	    3,809,886  2,498,878
================================================================


"See accompanying notes to consolidated financial statements"

[CAPTION]
FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                     For the nine months      For the nine months
                      ended September 30,      ended September 30,
                                1996                   1995
CASH FLOWS FROM OPERATING
  ACTIVITIES
Net income (loss)       $ (356,869)             $ (1,643,135)
Adjustments to
 reconcile net
  income (loss)
  to net cash
     from operations
  Minority interest                                    (78,950)
Depreciation and
 amortization             268,466                   292,264
  Common Stock
   issued for services    428,784                   561,610
  Gain on disposal
   of Image                                        (464,469)
  Changes in operating
   assets and
     liabilities
 (Increase) decrease in
   Receivables             72,885                   233,564
   Inventories               (346)                  144,179
   Other current assets      (625)                    1,792
   Other assets            (1,944)                        0
    Increase
     (decrease) in
      Accounts payable       (9,176)                 (146,867)
      Accrued
     Liabilities           16,025                   (81,466)
       Bank Overdraft                                 (40,039)
     Net liabilities of
      discontinued
      operations                                      149,474
---------------------------------------------------------------

NET CASH PROVIDED BY
   (USED IN) OPERATING
    ACTIVITIES:             102,205                  (757,048)
------------------------------------------------------------------

CASH FLOWS FROM
  INVESTING ACTIVITIES
 Capital expenditures
   - net                  (6,149)                 (156,202)
Investments and other
----------------------------------------------------------------------
NET CASH PROVIDED BY
  (USED IN) INVESTING
   ACTIVITIES                (6,149)                 (156,202)
--------------------------------------------------------------

CASH FLOWS FROM
 FINANCING ACTIVITIES
  Advances to affiliates                             (75,590)
Principal payments
  on debt               (74,776)                  (50,261)
Proceeds from
  issuance of
  common stock                                  1,111,900
------------------------------------------------------------------
NET CASH PROVIDED
  BY (USED IN)
   FINANCING ACTIVITIES     (74,776)                   986,049
-------------------------------------------------------------
NET INCREASE
  (DECREASE) IN
   CASH                  (21,280)                     72,799
CASH AND CASH
 EQUIVALENTS,
  BEGINNING OF
   PERIOD                  71,488                     185,888
-------------------------------------------------------------
CASH AND CASH
 EQUIVALENTS,
  END OF PERIOD         $ 50,208                   $ 258,687
=============================================================


"See accompanying notes to consolidated financial statements."

[CAPTION]
FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

     The results for the interim period are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1996. The Company believes that the nine month report filed on Form 10-QSB is representative of its financial position and its results of operations and changes in cash flows for the periods ended September 30, 1996 and 1995.

2.   Stockholders Equity

On March 31, 1996 the Company acquired certain assets from Balzac, Inc. (Balzac), a private company which manufactures and distributes toys, including a product line of toy balls. These assets consist of inventory and contact rights. These rights consist of the following 1. Atlanta Distributorship for the Olympics; 2. Jason Carson Employment Agreement; 3. Interest in the Joseph Gabriel Secrets of Magic; 4. Distribution of Balzac Inc. in Japan (Per Mitsui Agreement); 5. The World of Balzac animated TV show, as presently covered by the Second City Agreement; and 6. five additional Balzac venues, the locations to be determined by Balzac over the next 18 months.

In exchange for the inventory and the above-named rights, The Company has issued 1,100,000 shares of its restricted common stock. Further, in consideration of the acquisition, the Company agreed to grant: stock options to Balzac to purchase 750,0000 common shares of the Company at a price of $11.00, excercisable for a period of five years from the date of grant; and, a stock option to Balzac to purchase 750,000 common shares of the Company at a price of $19.00, exercisable for a period of five years from that date of the grant. In addition, the Company and Balzac agreed to negotiate additional stock options for Balzac to purchase 750,000 common shares of the Company at a price of $28.00 and to purchase 750,000 common shares of the at a price of $38,00, at such time and upon such terms and conditions as the parties may mutually agree. Company agreed that it will not enter into any agreement, including but not limited to the dilution of its common shares, or any other action that may materially affect the common shares of the Company without first obtaining the written consent of Balzac, which consent shall not be unreasonable without first attaining the written consent of Balzac, which consent shall not be unreasonable withheld. If and whenever additional common shares shall be issued by the , then the number of common shares subject to the options herein shall be proportionately adjusted so that Balzac's relative position in the Company will not be diluted. Finally, as a part of this Agreement, Balzac shall have the right to name two persons to the Board of Directors as long as Balzac owns any common shares in the Company. Balzac has not yet named any persons to the Board of Directors of the Company. In addition, the Company acquired an exclusive license agreement for the sale of Balzac products in Australia for $800,000 which is payable over five years based upon a formula of 60% of net profits from the sale of Balzac products.

In August 1996, the Company notified Balzac it was relinquisheing its exclusive license agreement for the sale of Balzac products in Australia in exchange for the $800,000 note payable. The sales of Balzac in Australia were substantially lower than projected by Balzac due to financial problems with the Australian distributor. Because of this new information the Company felt the exclusive licenses agreement was no longer worth $800,000.

Effective March 31, 1996 the Company entered into a Purchase Agreement with Scott Kajiya and Jamie Ruiz (the Sellers) whereby the Company acquired 55% of the issued and outstanding common stock of Indian Motorcycle Company Japan, a development stage company, and certain licensing rights in exchange for 300,000 shares of the its Class C Preferred Stock valued at $1.00 per share.

The licensing rights acquired allow the use of Indian Motorcycle
Trademark in Japan on various products including denim and denim related products, shoes, boots, jewelry, accessories and eyewear.

In February 1995, the Company signed a serious of agreements giving it a five-year exclusive worldwide licensing and merchandising rights for the Indian Motor Company, which included a three year option, as well as exclusive rights to develop, operate, and franchise the Indian Motor Company Diners and Cafes. These rights required the approval of the bankruptcy court to become effective.

In October, 1995 in a hearing in Worechester, Massachuseets, Indian Motorcycle Manufacturing Company, Inc., the grantor of the exclusive licensing agreements, was converted to a Chapter 7 bankruptcy and all of its assets including the trademark, were transferred to the property of the Chapter 7 estate. The effect of this decision was put into question the validity of the Company's licensing agreements entered into February, 1995, since they were never approved by the bankruptcy court.

In January, 1996, in Massachusetts Bankruptcy Court, the Trustee for Indian Motorcycle Company, Inc., Indian Motorcycle Apparel and Accessories Co., Inc. and Indian Motorcycle Manufacturing Company, Inc. (collectively referred to as the Chapter 7 debtors) and the Receiver for Indian Motorcycle Manufacturing Company, Inc. (IMMCI), agreed to a plan for the coordinated sale of The Indian Trademark and other trademark related assets. The Plan is intended to unite in a single entity, a newly formed entity, all of the claims of the Trademark owned by IMMCI and the Chapter 7 debtors. The Trustee for the Chapter 7 debtors and the Receiver for the IMMCI will solicit bids from prospective purchasers of the newly formed entity. Bids will specify the percentage ownership of the new entity which the purchaser desires to acquire, as well as the proposal purchase price. The new plan of reorganization currently before the court supersedes the previous plans submitted.

In January, 1996 the Company, A.B. Goldberg, Harvey Rosenberg, a former director, and several other unrelated third parties were named as defendants in a lawsuit filed by Sterling Consulting
Corporation, receiver for IMMCI. The complaint alleges interference by the defendants in the business of IMMCI, conflicts if interest, breach of fiduciary duty, unjust enrichment and bankruptcy fraud.

The Company filed a claim against the Receiver in a lawsuit in July, 1996 alleging intentional interference of contractual relationships, and breach of licensing agreements.

In September, 1996 the Company and the Receiver commenced settlement negotiations whereby all parties would resolve their dispute. This settlement, if achieved, would result in the Company giving up its claim to the Indian Motorcycle licensing and merchandising right.

If the settlement is achieved, the Company has also determined it will not pursue its agreement with Scott Kajiya and Jamie Ruiz and would unwind the transaction previously entered into.

During the quarter ending March 31, 1996, the Company issued 58,500 shares of common stock for consulting services valued at approximately $37,137. During the quarter ended June 30, 1996, the Company issued 167,500 shares of common stock for legal and consulting services valued at approximately $205,000. During the quarter ended September 30, 1996 the Company issued 88,750 shares of common stock for legal and consulting valued at approximately $84,000. The common stock issued for legal and consulting services were registered in an S-8 registration statement and were free trading upon issuance.

In July, 1996 the Company issued 770,000 shares of its restricted common stock, valued at approximately $408,000, in exchange for approximately 75% of the issued and outstanding shares of Power Media Communications International, Inc. (Power Media). Power Media developed the concept of selling infomercial products in kiosks primarily located in retail malls. The kiosks vary in size from 25 square feet for unmanned kiosks and 250 square feet for manned kiosks. The acquisition has been accounted for as a purchase.

In October, 1996 the stock of Power Media, owned by the Company, was acquired by The Best of As Seen on TV Systems, Inc. by issuing 782,800 shares of its common stock. Upon completion of the transaction the Company owned 51.5% of The Best of. The Best of intends to raise up to $1,000,000 in a private placement by January 31, 1997 to fund expansion of the retail kiosk concept.

In July, 1996, Burt Katz, a director of the Company and holder of 231,976 shares of Class B preferred stock converted the preferred shares into 57,994 shares of common stock.

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

The tax effects of temporary differences and carryforward amounts that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1995 and 1994 are:


   Deferred tax assets:            1995              1994
    Net operating
     loss carryforwards      $ 1,940,000          $ 985,000
    Investments                                      25,000
    Future deductible
     amounts for
      stock issuance                                 74,000
    Discontinued operations                         322,000
    Other                         23,000             33,000
-----------------------------------------------------------
    Total gross deferred
     tax assets                2,285,000          1,117,000
    Less valuation
     allowance                (2,229,000)        (1,050,000)
   Deferred tax
    liabilities:                  56,000             67,000
   Property and equipment        (56,000)           (67,000)
----------------------------------------------------------

Net deferred taxes              $     -0-           $     -0-


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

4. Discontinued Operations

On April 24, 1996 the Company and Harvey Rosenberg, a former officer and director of the Company entered into a purchase agreement for the sale of Image Marketing Group, Inc. the Company majority owned subsidiaries which had been accounted for as discontinued operations since 1995.

Mr. Rosenberg purchased the Company's 1,986,376 shares of Image for $1,000. The sale resulted in a gain to the Company in the amount of $485,313 since Image had negative net assets at the time of the sale of Image to Mr. Rosenburg.

5. Supplemental Data to Statements of Cash Flows

Excluded from the consolidated statement of cash flows were the effects of certain noncash investing and financing activities as follows:

In March, 1996 certain radio station property was acquired by issuing $275,000 in preferred stock and a $150,000 note. In March, 1996 inventory was acquired by issuing $1,000,000 in common stock and certain licensing and distribution rights were acquired by issuing $300,000 in preferred stock and $600,000 in common stock. In July, 1996 the stock of Power Media, an equity investment was acquired by issuing $408,000 in common stock.


FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
 (Unaudited)


     ITEM 2.  MANAGEMENT DISCUSSION AND PLAN OF OPERATION.

     Results of Operation
     September, 1996 vs. September, 1995

For the period ended September 30, 1996 the Company incurred a loss from continuing operations of $792,768 as compared to a loss from continuing operations of $1,182,458 for the period ended September 30, 1995. The decrease in the net loss for the quarter ended September 30, 1996 as compared to September 30, 1995 is the result of an increase in live entertainment, radio sales and video sales, a reduction of general and administrative expenses. The overall gain from discontinued operations of Image for the period ended September 30, 1996 is primarily the result of the sale of Image which had negative net assets at the time of disposition.

Overall, revenues increased by approximately $256,000, from $1,317,000 in 1995 to $1,572,694 in 1996. Live entertainment revenue increased $155,000, radio sales increased by approximately $27,000 and video sales increased by $75,000. The increase in live entertainment revenues was due to increased attendance as a result of big name acts in the first and third quarter, some of whom performed on weeknights which boosted revenues. The third quarter of 1996 was not as successful for live entertainment as the first quarter but was substantially higher than for the same period last year. Radio sales decreased from $178,000 in the first quarter of 1996 to $155,000 in the second quarter of 1996 but increased to 193,000 in the third quarter of 1996. Radio sales for 1996 are still 5% ahead of 1995 primarily due to concert revenues in 1996 which did not exist in 1995.. Video sales increased by $75,000 in 1996 over 1995 as a result of receipt of royalties for foreign sales from its foreign distribution. In 1996 the Company sold its foreign distribution rights to its foreign distributor for $50,000.

Cost of sales live entertainment increased as a result of an increase in revenues but the percent of cost of sales to sales remained level at 88%. Overall attendance increased substantially but the labor cost increased also.

Cost of goods sold radio, increased approximately $ 14,000 comparing 1996 to 1995. The cost of sales radio decreased from 74% in 1995 to 73% in 1996. The Company is aggressively pursuing additional advertising revenues in 1996 and increasing its promotions to obtain a larger market share.

Depreciation and amortization have increased only slightly comparing 1996 to 1995. General and administrative costs decreased $225,000 in 1996 as compared to 1995. The major reason for the decrease is due to a reduction in the use of consultants, the reduction in leased office space and overall effort by the Company to reduce costs. The Company is continuing in its efforts to reduce overhead costs wherever possible.

Interest expense has doubled in 1996 as compared to 1995 as a result of the increase in long term debt in the second quarter of 1996.

Liquidity and Capital Resources

As of September 30, 1996, the Company had a working capital deficit of approximately $916,752 , a decrease of $380,697 over the working capital deficit at December 31, 1995 of $1,279,500. The primary reason for the decrease in the working capital deficit is the decrease in current portion of notes payable and accrued liabilities and the sale of the negative net assets of the discontinued operations.

Net cash provided by operations for 1996 was $ 102,205 as compared net cash used in operations of $757,048 in 1995. The net cash provided by operations in 1996 is the result of increased revenues, collection of a $100,000 note receivable and $100,000 from foreign royalties for its video's and the issuance of common stock for services which reduces the Company's capital requirements. In 1995, the Company had been successful in raising approximately $646,000 in equity financing which was used primarily to finance the net cash used by operations. In addition the Company has been able to issue common stock for services thereby reducing the need for cash.

The Company has limited resources both financially and people. A substantial portion of the Company's efforts since August, 1996 has been the development of the Best of As Seen on TV retail kiosk concept, which has included product acquisition, kiosk design and construction and leasing retail space. The holiday season is significant in terms of potential sales therefore it was important to get the kiosk built and in place by November 10, 1996 to take advantage of the season.

The Company's ability to continue as a going concern will largely depend on its ability to generate working capital through debt or equity financing and profitable operations. Working capital deficiencies have hindered the Companies ability to fund certain business segments. Currently the Company has bank debt of $1.1 million which is currently due and due later in 1996. Working capital is needed to further develop the Kodak Video Trips, the new acquired Balzac lines of business, the Best of As Seen on TV, Inc. concept and the Indian Japan opportunities. The likelihood of obtaining the necessary equity financing needed to develop these opportunities is uncertain at this time.


      PART II -  OTHER INFORMATION
---------------------------------------------
Item 1:   Legal Proceedings
          None

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


                                   First Entertainment Inc.



DATE:  November 13, 1996         /s/A.B. Golberg
                                 A.B. Goldberg
                                 President