Form 10KSB
period 1996-12-31
FIRST ENTERTAINMENT INC
filed 1997-04-14
CIK 803170

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

                             December 31, 1996

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

State issuer's revenues for its most recent fiscal year. $2,139,451

As of February 28, 1997, there were 5,799,713 shares of common stock (the Registrant's only class of voting stock) outstanding. The aggregate market value of the 5,147,797 shares of common stock of the Registrant held by nonaffiliates on February 28, 1997 was approximately $5,791,272 (based on the mean of the closing bid and asked prices).

Documents incorporated by reference:  None
INDEX TO FORM 10-KSB

PART I

  Item 1	      Description of Business

  Item 2	      Description of Property

  Item 3	      Legal Proceedings

  Item 4          Submission of Matters to a Vote of Security Holders

PART II

  Item 5	      Market for Common Equity and Related Stockholder Matters

  Item 6	      Management's Discussion and Analysis or Plan of Operation

  Item 7	      Financial Statements

  Item 8	      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

  Item 9	      Directors, Executive Officers, Promoters and Control
Persons

  Item 10     Executive Compensation

  Item 11     Security Ownership of Certain Beneficial Owners and
              Management

  Item 12     Certain Relationships and Related Transactions

PART IV

  Item 13     Exhibits, Lists and Reports on Form 8K
                    A)   Exhibits
                    B)   Reports on Form 8-K

PART I

Item 1.  Description of Business

First Entertainment, Inc. (the "Company" or "FTET") was incorporated under the laws of Colorado on January 17, 1985. Currently, the Company is a multi-media entertainment conglomerate, holding controlling interests in five distinct segments, four active and one inactive. The four active segments, which are overviewed by the parent company, FTET, are known as "Video," "Radio," "Live Entertainment, and Retail. The inactive segment is known as Film. In November 1995, the Company determined to discontinue the operations of its copyrighted properties segment, which it acquired in 1994. Initially, the Company's business consisted of the production of pre-recorded travel guides and special interest videos. In 1987, the Company entered the radio broadcasting business by acquiring Quality Communications, Inc., a Wyoming corporation pursuant to which the Company operates the radio segment of its business. In 1992, the Company acquired a controlling interest in First Films, Inc.
(FFI), a publicly held Colorado corporation, under which its film and live entertainment operations are undertaken. In December 1996, the Company commenced operations of selling infomercial products in free standing unmanned kiosks in major retail malls including U.S. Military bases. This segment is known as the retail segment.

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

In 1993, the Company negotiated the termination of its relationship with Rand McNally. In July 1993, the Company entered into a new agreement, entitling it to use the KODAK trademark of Eastman Kodak Company for video through its exclusive U.S. distributor, Woodknapp and Company, Inc. This agreement allowed Woodknapp and Company, Inc. to become the exclusive domestic distributor for the Company's Video Trip product and allowed the Company to receive sponsorship assistance from Eastman Kodak Company. This agreement allowed the Company to pass through some of the costs of packaging, marketing and distribution to Woodknapp, who is one of the largest distributors of special interest video in the United States. The Company bore the expense of editing the Rand McNally trademarks from the programs. This editing was completed in December 1993 and shortly thereafter, Woodknapp released, domestically, the first of five release groups created from the Video Trip library. In January 1995, the Company was informed that Woodknapp and Company, Inc. had ceased operations and would not be able to honor its contract as the Company's exclusive U.S. distributor of Video Trips. The Company feels that because of cash flow problems of Woodknapp they were not able to effectively market their Video Trips in 1994.

In 1995, the Company signed a three year distribution agreement with Fox Lorber, whereby Fox Lorber would test the distribution of 12 video trip titles in North America. Fox Lorber has the right to acquire the remaining 28 video trip titles and extend the term of the agreement from three years to seven years with an additional advance royalty payment of $58,000. During 1996, the Company sold all its foreign distribution rights to Fox Lorber for $50,000.

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

The Company, through Quality Communications, operates a radio station, 100.7, The Fox, located in Gillette, Wyoming.

In November 1993, the Company changed the music format of the radio station formerly known as KGWY, or Y-100, from a top-40 station to a format known as the "Heart of Rock." In February, 1995 the format was changed again to contemporary country. The changes have had a positive effect on its market share and gross revenues. Independent market surveys show the radio station has approximately 44% of the market in Gillette, Wyoming. In 1996, the radio station started promoting concerts using up and coming country and western singers. The radio station was a venue to promote the concerts and add an additional source of revenue for the radio station.

Live Entertainment

FFI owned and operated two comedy clubs, one located in Denver, Colorado and one in Tampa, Florida. The Tampa, Florida, club was closed on January 29, 1995 due to less than expected attendance.

The goal of this division is to produce first-rate shows in the theater environment. Revenues are generated through both ticket sales at the door and beverage and food sales at tables. Clubs are open to the public only for shows, which last from 1 to 2 hours each, and number as many as three per night. Non-show times are devoted to preparing and producing a show that changes completely each week, and to promoting and marketing the nightclub.

FFI acquired 100 percent of the outstanding stock of Comedy Works, Inc., a Colorado corporation, on September 13, 1990 in an exchange for 200,000,000 shares of common stock. Comedy Works was incorporated in 1982 and has operated from its Larimer Square, Denver, Colorado location since that time. Comedy Works Larimer Square typically has ten shows per week and has averaged over 2,000 customers per week for the past fifteen years.

Retail

In December, 1996 the Company commenced operations of its retail segment. The segment consists of selling the most common and most popular informercial products in free standing un-manned kiosks in retail outlets throughout the United States. The Company intends to expand operations to include manned kiosks in major retail malls. Each manned kiosks will be approximately 250 square feet and will have approximately 35 to 50 of the top selling informercial products. The Company opened its first four locations in December, 1996, in Pearl Harbor, Andrews Air Force Base and Bolling Air Force Base in Washington, D.C. and Leichmere's in Cambridge, Massachusetts. The Company intends to complete a private placement of up to $800,000 in 1997 to fund the planned expansion of manned kiosks in major retail malls throughout the United States. The Company operates the kiosks under the name The Best of As Seen on TV (ASOTV).

Other Business Development

Balzac

In April 1996, the Company acquired certain assets from Balzac, Inc., a private company which manufactures and distributes toys, including a product line of toy balls. The assets and rights acquired consisted of the following: inventory of Balzac toys, the exclusive license of Balzac for Australia and various other rights.

The exclusive license agreement for Australia was acquired for $800,000 payable within five years based upon a formula of 60% of net profits from the sale of Balzac products in Australia. The inventory and various other rights were acquired by issuing 1,100,000 shares of the Company's restricted common stock valued at $1.2 million. In addition, the Company granted certain stock options to Balzac to purchase shares of common stock of the Company.

   During 1996, a dispute arose between the Company and Balzac where Balzac asserted a violation of the Purchase Agreement. Balzac seized the inventory valued at $1 million, which was collateral on the fixed obligation due under the Australian Licensing Agreement, to satisfy the $800,000 obligation under the Licensing Agreement. The Company asserted that Balzac had no right under the Purchase Agreement or License
Agreement to seize the inventory and apply the proceeds against the note obligation under the License Agreement.

  In April 1997, Balzac and the Company entered into an agreement whereby Balzac will buy back the Australian Licensing Agreement for $800,000 and will repay the Company $200,000 which was the difference between the value of the seized inventory and the obligation under the licensing agreement. The $1,000,000 will be paid over forty months at 8% per annum.

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

Image had a substantial amount of working capital invested in inventory items that were not selling, therefore it was unable to recover its investment in inventory or reinvest in new images from the sale of existing inventory. FTET invested approximately $700,000 in Image in an effort to generate sales through introduction of new images to customers. Image was unable to generate enough sales or liquidate its inventory to generate working capital to support continued operations. Since 1993, Image has had losses from operations and at the time it was acquired by the Company was in need of working capital to finance inventory growth. Even with a working capital infusion of approximately $700,000, Image continued to incur losses as a result of declining sales. In November, 1995 it was determined that additional working capital would not be advanced to Image and that the Company would terminate operations and seek a buyer for Image. The discontinuance of operations of Image resulted in a loss of approximately $2.2 million for the year ended December 31, 1995 of which $1.6 million represents the write down of assets to their net realizable value.

On April 24, 1996 The Company and Harvey Rosenberg, a former officer and director of the Company entered into a Purchase Agreement for the sale of Image. Mr. Rosenberg purchased the Company's 1,986,376 shares of Image for $1,000 resulting in a gain of approximately $414,000. At the time of the disposition of Image, Image had liabilities in excess of assets.

The results of operations of Image for the year ended December 31,1996 and 1995 are disclosed in the accompanying statements of operations as discontinued operations.

Indian Licensing

In February 1995, the Company signed a series of agreements giving it certain licensing and merchandising rights for the Indian Motor Company, which required the approval of the bankruptcy court. These rights were never approved by the Bankruptcy Court.

In January, 1996 A.B. Goldberg, Harvey Rosenberg, a former director and several other unrelated parties were named as defendants in a law suit filed by Sterling Consulting Corporation, Receiver for Indian Motorcycle Manufacturing, Inc. The Company filed a counter claim against the Receiver in July, 1996. In September 1996, the Company and the Receiver commenced settlement negotiations whereby all parties would resolve their dispute.

In February, 1997 the Company and the Receiver agreed to the terms of a settlement. The proposed Settlement Agreement calls for the Company to relinquish all rights or claims to the Indian Motorcycle Trademark or the use of the Trademark and any licensing rights. In addition, all claims by the Receiver and the Company shall be released and the Company shall pay to the Receiver approximately $114,000. All rights acquired from Scott Kajiya and Jamie Ruiz for the use of the Indian Motorcycle Trademark in Japan are also assigned to the Receiver.

The transactions described above relating to Indian Licensing have been rescinded in the accompanying financial statements effective from the date the transactions were entered into as if the transactions did not occur.

Letters of Intent

   In January, 1997, a non-binding letter of intent was signed with Enternet Corporation, an international marketer of infomercial products. Enternet has successfully combined international wholesaling as well as the franchising of its retail kiosk concept under the name TV to You. In addition, Enternet operates the most prominent As Seen on TV internet shopping site under the name As On TV, offering a complete array of infomercial products. This potential acquisition fits in well with the development of The Best of As Seen on TV in retail locations in the United States, combined with Enternet International expertise and an internet web site. The Company would issue 300,000 shares of common stock of the Company and 100,000 shares of ASOTV for 60% of Enternet. Consummation of the acquisition is subject to a number of conditions including the negotiation of definitive agreements, completion of due diligence and approval by the Board of Directors of both companies. Due to the contingencies involved, the Company is unable to predict if or when the transaction will be consummated.

In March, 1997, a non-binding letter of intent was signed with ONLINE Casino's, Inc. (ONLINE) regarding the potential acquisition of ONLINE, which consists of a fully licensed operating gaming casino in the Caribbean, along with an internet gaming license and internet gaming software that controls all aspects of the system. The purchase price of ONLINE is estimated to be $26 million consisting of debt and equity financing. Consummation of the acquisition is subject to a number of conditions including the negotiation of definitive agreements, completion of due diligence and approval by the Directors of both Companies. Due to the contingencies involved, the Company is unable to predict if or when the transaction will be consummated.

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

Live Entertainment

Competition is intense in the comedy and music night club entertainment industries. On a national level, the Company competes for entertainers with companies that are better capitalized, highly visible and have longer operating histories and larger staffs in their respective locations. None of the national comedy clubs have locations in Denver, Colorado. Comedy Works Larimer Square has been in business in Denver, Colorado for 15 years and the Company believes it to be the highest revenue-producing comedy club in the area. The Company believes that Comedy Works Larimer Square provides higher-quality acts than its local competitors, reflected in the fact that it charges approximately twice the admission price of its local competitors. The two main competitors of Comedy Works Larimer Square are both individually-owned and located in shopping centers in the suburbs, while Comedy Works is located in the downtown Denver area.

Retail

There are several companies that sell infomercial products in retail locations, none of which have a national presence. Other companies are more experienced and are better capitalized but the Company believes it will distinguish itself from competition by offering only the best and most popular infomercial products and by having a better, more up-scale presentation of its products.

Licenses

The Federal Communications Commission (FCC) issues radio broadcasters a license to operate within their assigned frequency for seven years.
These licenses, upon application, are renewable for additional seven year periods. The FCC issued KGWY its original license on October 1, 1983, to operate at a frequency of 100.7 MHz, 24 hours a day, at 100,000 watts of effective radiated power. It was subsequently reissued in October of 1990. It will be up for renewal again on October 1, 1997. During the renewal process the public has an opportunity to express its opinion of how well the particular station is servicing its broadcast area. Extreme public negativity during this period can hold up the reissuance process. In addition, frequent violations of FCC rules and regulations can be cause for the denial of the station's license renewal.

The FCC allots a certain number of frequencies for each broadcast area, based upon community need, population factors and the determination of the economic viability of another station in the designated region. Currently there are no other licenses available in the Gillette area. It is possible to request that the FCC reconsider opening up further frequencies through its rule making body, but this can be a time consuming process. All sales of stations and subsequent transfers of licenses must be approved by the FCC.

Seasonality

Video

Although revenues are spread over the entire calendar year, historically the third quarter generally reflects the highest revenues for each year due to increase in wholesale buying for the holiday season.

Radio

Although revenues are spread over the entire calendar year, the first quarter generally reflects the lowest and the fourth quarter generally reflects the highest revenues for each year. The increase in retail advertising each fall in preparation for the holiday season, combined with political advertising, tends to increase fourth quarter revenues.

Retail

Historically retail is the strongest in the October through December months. The Company projects a decline in sales during January through March and July through September with the second and fourth quarters showing the stronger sales.

Live Entertainment

The Company has found that its highest-revenue months are from July 15 to October 15 of each year. From approximately May 15 to July 15 of each year, business is typically down 30 percent below average, primarily because customers prefer outdoor activities at that time of year. During the holiday season, management has found a slight increase due to once-a-year customers, on vacation or hosting visiting friends or relatives.

Employees

First Entertainment, Inc.

Currently, FTET, the Holding Company, employs one executive and one administrative person. The Holding Company contracts the accounting and administrative function to a company owned by the former president and to other independent consultants.

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

Retail

Currently, this division has one full-time employee.

Item 2. Description of property

First Entertainment, Inc.

The Company's executive offices are located at 1380 Lawrence Street, Suite 1400, Denver, Colorado and are leased under the terms of a 66-month lease, which terminates in August 1997. Monthly rental is approximately $4,100.

Video

The Company's video operation is housed in the executive offices at 1380 Lawrence Street, Suite 1400, Denver, Colorado. The production facilities for the Video Division are located in Casper, Wyoming, in the home of the producer. The Company pays no rent for its production facilities.
Radio

The Company has facilities in Gillette, Wyoming which house the radio station, 100.7, The Fox. The facilities were leased under a 10-year lease agreement, which commenced in August 1986, with a trust whose trustee was the president of the Company until 1992. Annual rent was approximately $21,000. In addition, the radio station leased its FM tower site from a ranch owned by the former president's wife for an annual rent of $5,400. In April, 1996 the Company purchased the land and building which houses the radio station for $300,000 and the land under which the FM tower sits for $125,000, by issuing preferred stock valued at $275,000 and a mortgage for $150,000.

Live Entertainment

The Company rents one facility. Comedy Works Larimer Square leases its premises under the terms of a five-year lease, which commenced in March 1994. The monthly lease payments are based upon approximately six percent of gross revenues. The Tampa Comedy Works which closed January 1995 had leased its space on a month-to-month basis.

Retail

This division leases office space at 1380 Lawrence Street, Suite 1400 from the parent company at $750 per month and space for stand alone kiosks at various prices on short term leases for less than one year.

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

In January, 1996 the Company, AB Goldberg, Harvey Rosenberg and several other related and unrelated third parties were named as defendants in a lawsuit filed by Sterling Consulting Corporation as Receiver for Indian Motorcycle Manufacturing, Inc.(IMMI) The Complaint alleges interference by defendants in the business of IMMI, conflicts of interest of AB Goldberg, breach of fiduciary duty, unjust enrichment, and bankruptcy fraud.

In July 1996, The Company filed suit against the Receiver alleging intentional interference of contracted relationships and breach of licensing agreements.

In September 1996, the Company and the Receiver commenced settlement negotiations whereby all parties would resolve their disputes.

In February 1997, the Company agreed to terms of a Settlement Agreement with the Receiver whereby the Company would relinquish all rights to the Indian Motorcycle Trademark and pay the Receiver approximately $114,000. (see Item 1, Other Business Developments)

In March 1997, the company commenced legal proceedings against Image Marketing Group, Inc. and Harvey Rosenberg, Burt Katz and Michael Katz, individually, for collection of approximately $700,000 in advances to Image Marketing.

In addition, the Company has commenced legal proceedings against HK Retail Concepts for breech of contract. The claims are for unspecified damages at this time.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to security holder vote during the fiscal year ended December 31, 1996.

Item 5. Market for the Company's Common Equity and Related Stockholder
Matters

The Company's common stock is traded on NASDAQ in the over-the-counter market and since October 1988, has been included in NASDAQ. The following table sets forth the high and low bid quotation for the Company's common stock for each quarterly period in 1996 and 1995. As of February 28, 1997, there were approximately 1,135 shareholders of record of the Company's common stock. Holders of common stock are entitled to receive such dividends as they may be declared by the Company's Board of Directors. No dividends are anticipated to be paid in the foreseeable future.

                                                     Bid Price
                                                 High        Low
   1996
    First Quarter                             $   .66      $  .44
    Second Quarter                               1.94         .50
    Third Quarter                                1.25         .63
    Fourth Quarter                               1.00         .50

   1995
    First Quarter                             $  1.90      $  .69
    Second Quarter                               2.03        1.12
    Third Quarter                                1.60        1.00
    Fourth Quarter                               1.22         .66

Item 6. Management Discussion and Analysis or Plan of Operation

Fiscal 1996 as Compared to Fiscal 1995

The Company had a net loss from continuing operations of approximately $1.6 million in 1996 and 1995.

The loss from the discontinued operations of Image was $ 28,000 in 1996 compared to $ 593,000 in 1995. The 1995 loss represents a full year of operation, whereas the 1996 loss represents only three months of operations of which $60,000 had already been estimated at December 31, 1995.

The loss on the disposal of Image of $1,609,000 in 1995 represents a write down of assets to their estimated net realizable value of $1,549,000 and an estimate of the loss through the state of disposition of Image of $ 60,000. The gain on the sale of Image in 1996 results from the sale of Image that at the time of disposition had liabilities in excess of assets.

Overall revenues increased from $1.8 million in 1995 to $2.1 million in 1996. Live entertainment revenues increased from $ 1 million in 1995 to $1.25 million in 1996. The increase is due in part to a strong economy which is providing more discretionary income and to increased attendance. The Comedy Club has been successful in bringing in highly recognized headliners, some of which performed special engagements during the week when attendance is less than weekends. As a result of increased attendance, food sales and liquor sales have also increased. Overall, the industry has seen a decline in attendance at comedy clubs nationwide, although the Denver comedy club has been able to retain attendance. With the increase in live entertainment sales in 1996, cost of goods sold has also increased from $.9 million in 1995 to $1.1 million in 1996. The largest component of cost of goods sold, live entertainment, is labor, including entertainers salaries which increased from $392,000 in 1995 to $547,000 in 1996. Of the $155,000 increase in labor costs in 1996, $122,000 was attributable to entertainers.

Radio sales have increased from $678,000 in 1995 to $713,000 in 1996 primarily because the Company began promoting concerts for up and coming country performers, generating approximately $33,000 in concert revenues. The radio station still has the largest audience share in Gillette, Wyoming. Cost of goods sold-radio has increased by $10,000 from 1995 to 1996 primarily due to the cost of the concerts which was a new cost in 1996. The single largest component of cost of goods sold, radio, is labor which was $296,000 in 1996 and $300,000 in 1995. The radio station has been successful in increasing radio revenues without adding additional people. The radio station is continuing in its efforts to manage its costs and as such has substantially reduced its operating overhead.

Video sales increased from $31,000 in 1995 to $106,000 in 1996 as a result of the sale of foreign distribution rights for $50,000 and collection of foreign royalties of $53,000.

Retail revenues were $19,000 in 1996 and did not exist in 1995. Retail operations commenced in December, 1996 and revenues are for only one month. Retail cost of sales is high primarily due to shipping costs in getting products the retail outlets in time for the Christmas retail shopping season. In addition, this new division had certain start up costs which are not expected to recur.

Other revenue decreased slightly from $55,000 in 1995 to $46,000 in 1996.

As a result of significant assets being fully depreciated at December 31, 1995 and the acquisition of the radio station in 1996 depreciation and amortization decreased by $8,000 from 1995 to 1996.

Management and administrative fees, affiliate, increased from $201,000 in 1995 to $408,000 in 1996. The underlying agreement, which provides for services valued at $20,000 per month, was in effect for a partial year in 1995 and a full year in 1996. In addition, the 1996 fees include a bonus paid in common stock of the Company of $168,000.

Selling, general and administrative expenses (SG&A) increased from $1.37 million in 1995 to $1.39 million in 1996, an increase of approximately $20,000. The Company made a concerted effort to reduce SG&A during 1996 which resulted in significant savings. However, there were certain transaction which had an adverse effect on SG&A for 1996. Included in SG&A in 1996 is the accrual for stock bonus awards issued in 1997 for 1996 services of approximately $89,600. In addition, the Company incurred substantial legal fees in 1996 in connection with the Indian Motorcycle litigation and settlement negotiations. The settlement resulted in the Company recording settlement costs of $114,200 during 1996. Legal fees were approximately $69,000 in 1995 compared to $195,000 during 1996. Compensation and consulting fees were approximately $568,000 for 1995 compared to $467,000 for 1996.

Notes payable and long term debt was $977,000 in 1995 and $1,061,000 in 1996. The average outstanding balance of long term debt was $1,173,000 in 1995 as compared to $1,019,000 in 1996. In addition, in 1995 the Company discharged nearly $300,000 in debt that was in default that accrued interest at the default rate of 21%. The decline in interest expense between 1996 and 1995 is due to the above factors.

In 1995 the Company wrote off its investment in Interactive Video
Technology thereby incurring a loss of $125,000.

In 1995 the Company was more successful in negotiating debt settlements with unsecured creditors such as note payable holders and accounts payable holders through the issuance of common stock. These debt settlements resulted in a gain of $176,717 in 1995.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and F to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency of approximately $1.3 million, and is in default on a substantial portion of its debt. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management's plans with regard to the Company's ability to continue as a going concern include continued raising of equity financing, restructuring of its debt obligations, evaluating mergers and acquisitions to improve market share or operational synergy's and improving efficiency of operations. For several years, losses from operations have resulted in significant cash deficiencies and have hindered the Company's ability to properly fund certain business segments, such as videos, to make them profitable or to expand current business segments. The Company has current liabilities of $1.7 million and presently, the Company does not have the financial resources it needs to meet its existing obligations and fund working capital deficits. The Company must generate additional revenues that must come from sources other than the existing business segments. The existing business segments will not generate significant increases in revenues. Therefore new business opportunities will be needed for the Company to continue in the long term. The Company is always evaluating additional business opportunities but is limited due to its lack of working capital.

The Company has been successful in 1996 and in 1995 in financing operations through issuance of common stock in settlement of accounts payable and in exchange for services. This form of payment has reduced the cash requirements of the Company.

A significant capital infusion of up to $3 million will be necessary to pay down existing debt, finance capital expenditures needed by various business segments to increase sales and profitability and provide working capital to finance business expansion. Approximately $800,000 of financing is needed to expand operations of ASOTV. This money would be used to finance constructing of manned kiosks in major retail malls, purchase inventory and furniture and equipment for each kiosk. The Company is also considering opening a country nightclub in Gillette, Wyoming to complement the country radio station the Company currently owns in Gillette. The cost of furniture and equipment is estimated to be approximately $125,000. The likelihood of obtaining the necessary equity financing is uncertain at this time.

A valuation allowance offsetting the Company's net deferred tax asset has been established to reflect management's evaluation that it is more likely than not that all of the deferred tax assets will not be realized.

Item 7.	Financial Statements

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements



Report of Independent Certified Public Accountants

Consolidated Balance Sheets.............................

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements


Report of Independent Certified Public Accountants

Board of Directors and Stockholders
First Entertainment, Inc.
Denver, Colorado


We have audited the accompanying consolidated balance sheets of First Entertainment, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders equity (deficit) and cash flows for the years than ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Entertainment, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and F to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency of approximately $1.3 million, and is in default on a substantial portion of its debt. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



BDO Seidman, LLP

March 3, 1997, except for Note N which is dated April 11, 1997
Denver, Colorado

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 1996 and 1995

                                                    1996             1995

ASSETS
CURRENT
 Cash and cash equivalents                      $ 62,856          $ 71,488
 Trade accounts receivable,
   net of allowance for doubtful accounts
    of  $7,483 and  $2,776                       105,357            89,203
 Accounts receivable, other                      218,010           145,778
 Notes receivable, affiliate                      10,000           100,000
 Inventories                                      51,282            22,234
 Other                                            18,176            18,911
--------------------------------------------------------------------------
                                                 465,681           447,614
--------------------------------------------------------------------------
PROPERTY AND EQUIPMENT (Notes B and F)
 Master tape library and film costs            1,600,827 	        1,600,827
 Equipment and furniture                         770,566           725,324
 Building and leasehold improvements             528,257           227,839
 Land                                            125,000
---------------------------------------------------------------------------
                                               3,024,650         2,553,990

 Less accumulated depreciation
   and amortization                            2,399,175         2,162,103
---------------------------------------------------------------------------
                                                 625,475           391,887
---------------------------------------------------------------------------
OTHER ASSETS
 License, net of accumulated amortization
  of $420,460 and $357,941, respectively       1,629,921           	892,441
 Goodwill, net of accumulated amortization
  of $26,932 (Note C)                            511,712
  Other                                                                956
---------------------------------------------------------------------------
                                               2,141,633           893,397
---------------------------------------------------------------------------

TOTAL ASSETS                                 $ 3,232,789      	$ 1,732,898
============================================================================

See accompanying report of independent certified public accountants and notes to consolidated financial statements.

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets, continued
December 31, 1996 and 1995

                                                  1996            1995
LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
CURRENT LIABILITIES
 Accounts payable                              $ 115,701       $ 63,268
 Accrued liabilities                             166,927        122,830
 Accrued interest                                324,805        325,185
 Accrued bonuses                                 257,600
 Notes payable and current portion
  of long-term debt (Note F)                     861,392        923,048
 Notes payable, related parties                                  13,167
 Net liabilities of discontinued
  operations (Note D)                                           297,565
-----------------------------------------------------------------------
                                               1,726,425      1,745,063
-----------------------------------------------------------------------

LONG-TERM DEBT, NET OF CURRENT
  PORTION (Note F)                               199,484        54,281
------------------------------------------------------------------------

MINORITY INTEREST (Note C)                       163,787
------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Note J)

STOCKHOLDERS' EQUITY(DEFICIT) (Note G)
 Preferred stock, $.001 par value;
    authorized 5,000,000 shares;
  Class A preferred stock, 10,689
   shares issued                                      10            10
  Class B preferred stock, 0 and
    231,976 shares issued                                          232
  Class C preferred stock, 125,000
    and 0 shares issued                              125
  Common stock, $.008 par value;
     authorized 6,250,000 shares;
       5,292,238 and 2,631,544
        shares issued                             42,338        21,052
 Capital in excess of par value               13,460,958   	 11,227,696
 Accumulated deficit                         (11,829,706)  (10,567,547)
 Deferred compensation                           (45,807)     (263,065)
 Treasury stock, at cost, 77,125
  shares of common stock                        (484,824)     (484,824)
------------------------------------------------------------------------
                                               1,143,093       (66,446)
------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                             $ 3,232,789   	$ 1,732,898
========================================================================

 See accompanying report of independent certified public accountants and notes to consolidated financial statements.

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 1996 and 1995

                                                     1996          1995
REVENUE
 Live entertainment                           $ 1,255,735     $ 1,051,993
 Radio                                            713,322         678,685
 Video                                            105,618          31,177
 Retail                                            18,755
 Other                                             46,021          55,005
-------------------------------------------------------------------------
                                                2,139,451       1,816,860
-------------------------------------------------------------------------

COSTS AND EXPENSES
 Cost of sales, live entertainment              1,078,043         899,585
 Cost of products sold, radio                     512,299         502,438
 Cost of products sold, video                       9,483          19,913
 Cost of sales, retail                             17,540
 Depreciation and amortization                    326,522         334,164
 Management and administrative fees,
  affiliate (Note I)                              408,000         201,000
 Selling, general and administrative            1,394,683       1,373,833
-------------------------------------------------------------------------
                                                3,746,570       3,330,933
-------------------------------------------------------------------------

OPERATING LOSS FROM CONTINUING OPERATIONS      (1,607,119)     (1,514,073)
--------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
 Interest expense                                (102,791)       (196,698)
 Other, net                                        22,961          55,468
-------------------------------------------------------------------------
                                                  (79,830)       (141,230)
-------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS
BEFORE MINORITY INTEREST                       (1,686,949)     (1,655,303)

MINORITY INTEREST IN NET LOSS OF
   SUBSIDIARY                                      39,655
--------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                (1,647,294)     	(1,655,303)

DISCONTINUED OPERATIONS (Note D)
 Loss from operations of discontinuance
   of Image                                       (28,570)       (593,674)
 Estimated Loss on disposal of Image,
   including provision of $60,000
    for operating losses during
    phaseout period                                            (1,609,208)
 Gain on sale of Image                            413,704
---------------------------------------------------------------------------
NET LOSS                                      $ (1,262,160)  $ (3,858,185)
============================================================================

NET LOSS PER COMMON SHARE, CONTINUING
OPERATIONS                                    $       (.39)  $       (.70)
--------------------------------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE,
DISCONTINUED OPERATIONS                       $        .09   $       (.93)
-------------------------------------------------------------------------

NET LOSS PER COMMON SHARE                     $       (.30)  $      (1.63)
--------------------------------------------------------------------------

WEIGHTED-AVERAGE NUMBER OF
SHARES OUTSTANDING                               4,168,661      2,363,231
--------------------------------------------------------------------------

[CAPTION]

See accompanying report of independent certified public accountants and notes to consolidated financial statements.

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders Equity (Deficit)
For the Years Ended December 31, 1996 and 1995


                          Class A          	Class B           	Class C
                      Preferred Stock  	Preferred Stock      	Preferred Stock
                        Shares  Amount     	Shares	   Amount   	Shares       	Amount
BALANCES,
JANUARY 1, 1995          13,469    $13	    231,976    $232

Common stock issued
  for:
 Cash, net of offering
  costs
 Consulting services
 Settlement of accounts
 Exercise of stock
 Conversion of Class A
   preferred             	(2,780)   (3)
 Conversion of
  Notes Payable
 Common stock options,
  issued for services
Return of Common
  Stock Issued
  for Polton
   Acquisition
Retirement of
 Treasury Stock
Amortizaiton of
 deferred
  compensation
Net loss

BALANCES,
DECEMBER 31,
 1995                    10,689    10    231,976    232

Preferred stock
 issued for:
 Acquisition of
  property                    	                               275,000     275

Common stock
 issued for:
 Consulting services
 Exercise of
  stock options
 Conversion of
  Class B
   preferred                            (231,976)   (232)
 Conversion of
  Class C
   preferred    	                                           (150,000)   (150)
 Inventory and rights
 Business combination
Common stock options,
  issued for
   services
Amortization of
  deferred
   compensation
Net loss

BALANCES,
DECEMBER 31,
  1996               10,689     $10           0       $ 0    	125,000   $125

                         Common Stock     Capital In Excess      Accumulated
                       Shares    Amount     of Par Value          Deficit
BALANCES,
JANUARY 1,1995        1,919,872  $15,359     $8,869,076       ($6,709,362)

Common stock issued
  for:
 Cash, net of
  offering
   costs                125,000    1,000        133,400
 Consulting services    194,250    1,553        699,476
 Settlement of
  accounts payable       33,450      268        192,108
 Exercise of stock
  options               362,500    2,900        952,514
 Conversion of
  Class A
   preferred                695        6             (3)
 Conversion of
  Notes Payable          70,777      566        258,275
 Common stock
   options,
    issued for
    services                                    440,250
Return of Common
  Stock Issued
  for Polton
   Acquisition
Retirement of
 Treasury Stock        (75,000)    (600)       (317,400)
Amortizaiton of
 deferred
  compensation
Net loss                                                        (3,858,185)
BALANCES,
DECEMBER 31,
 1995                2,631,544    21,052      11,227,696       (10,567,547)

Preferred stock
 issued for:
 Acquisition of
  property                                       274,725

Common stock
 issued for:
 Consulting
  services             532,700     4,262         529,579
 Exercise of
  stock options         50,000       400          22,100
 Conversion of
  Class B
   preferred            57,994       464            (232)
 Conversion of
  Class C
   preferred           150,000     1,200          (1,050)
 Inventory and
  rights             1,100,000     8,800       1,141,200
 Business
  combination          770,000     6,160         401,940
Common stock
  options,
  issued for
   services                                       15,000
Amortization
  of deferred
   compensation
Net loss                                                         (1,262,160)

BALANCES,
DECEMBER 31,
  1996              5,292,238   $42,338      $13,460,958       ($11,829,707)

                     Deferred      Investment       Treasury
                   Compensation     in Polton       Stock       Total
BALANCES,
JANUARY 1,1995      ($10,417)      ($318,000)       ($484,824)  $1,362,077

Common stock
 issued for:
 Cash, net of
  offering
   costs                                                           134,400
 Consulting
  services          (254,250)                                      446,779
 Settlement of
  accounts payable                                                 192,376
 Exercise of stock
  options                                                          955,414
 Conversion of
  Class A
   preferred                                                             0
 Conversion of
  Notes Payable                                                    258,841
 Common stock
   options,
    issued for
    services       (191,000)                                      249,250
Return of Common
  Stock Issued
  for Polton
   Acquisition                    318,000          (318,000)             0
Retirement of
 Treasury Stock                                     318,000              0
Amortizaiton of
 deferred
  compensation     192,602                                       192,602
Net loss                                                        (3,858,185)

BALANCES,
DECEMBER 31,
 1995               (263,065)                      (484,824)      (66,446)

Preferred stock
 issued for:
 Acquisition of
  property                                                        275,000

Common stock
 issued for:
 Consulting
  services                                                        533,841
 Exercise of
  stock options                                                    22,500
 Conversion of
  Class B
   preferred
 Conversion of
  Class C
   preferred
 Inventory and
  rights                                                        1,000,000
 Business
  combination                                                     408,100
Common stock
  options,
  issued for
   services                                                        15,000
Amortization
  of deferred
   compensation   217,258                                         217,258
Net loss                                                       (1,262,160)

BALANCES,
DECEMBER 31,
  1996          ($45,807)                            ($484,824) $1,143,093



FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 1996 and 1995

                                                      1996             1995
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES
 Net loss	                                      $ (1,262,160)   $ (3,858,185)
 Adjustments to reconcile net loss
   to net cash used in operations
  Depreciation and amortization                     326,522         369,564
  Write-off of goodwill                                              13,452
  Amortization of Image inventory
   purchase valuation                                               160,000
  Loss on investments                                               125,000
  Debt settlements                                  (21,342)       (176,717)
  (Gain) loss on disposal of Image                 (413,704)	      1,609,208
  Issuance of stock for services and common
   stock options, net                               766,098         888,632
  Minority interest in net loss of subsidiary       (39,655)        (78,950)
  Changes in operating assets and liabilities:
     Receivables                                    111,614         (32,333)
     Inventories                                    (29,048)	         18,399
     Other assets                                      (221)          7,792
     Accounts payable                                52,433         (53,900)
     Accrued liabilities                            369,492         129,062
     Cash provided by (used in)
        discontinued operations                     (19,048)        131,371
---------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES              (159,019)	       (747,605)
----------------------------------------------------------------------------

See accompanying report of independent certified public accountants and notes to consolidated financial statements.

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 1996 and 1995

                                                     1996          1995
INVESTING ACTIVITIES
 Capital expenditures                             (45,660)      (62,229)
 Advances to related                              (10,000)
 Repayment from related parties                   100,000
 Cash used in discontinued operations                            (4,029)
------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                               44,340       (66,258)
-------------------------------------------------------------------------

FINANCING ACTIVITIES
 Principal payments on debt                       (66,453)     	(132,856)
 Proceeds from issuance of stock of subsidiary    150,000
 Proceeds from issuance of common stock            22,500     1,089,814
 Checks issued against future deposits                          (40,039)
 Cash used in discontinued operations                           (93,712)
------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES    	     106,047       	823,207
------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                               (8,632)        9,344

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR                                  71,488        62,144
-----------------------------------------------------------------------

CASH AND CASH EQUIVALENTS,
END OF YEAR                                   $    62,856    $   71,488
========================================================================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
 Interest paid                                $    98,054    $   72,123
-----------------------------------------------------------------------

 Income taxes paid                            $         0    $        0
-----------------------------------------------------------------------

 See accompanying report of independent certified public accountants and notes to consolidated financial statements.

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 1996 and 1995

                                                  1996              1995
SUPPLEMENTAL SCHEDULE OF
NONCASH INVESTING AND
FINANCING ACTIVITIES

 Notes payable and accrued interest
  converted into common stock                                     $  258,840
----------------------------------------------------------------------------

 Accounts payable and accrued expenses
  converted into common stock                                     $  192,376
----------------------------------------------------------------------------

 Issuance of common stock for
   inventory and other licensing rights         $ 1,000,000
----------------------------------------------------------------------------

 Issuance of preferred stock
  for acquisitions                               $  275,000
----------------------------------------------------------------------------

 Treasury stock acquisition and retirements                       	$ 318,000
----------------------------------------------------------------------------

 Mortgage notes assumed or provided in
  property acquisitions                        $    150,000       $  57,600
----------------------------------------------------------------------------

 Common stock and options issued for
   services                                    $    548,841       $1,141,280
----------------------------------------------------------------------------

 Common stock issued for investment
   in subsidiary                               $    408,100
----------------------------------------------------------------------------

 Liabilities assumed for investment
    in subsidiary                              $    130,544
----------------------------------------------------------------------------

 Conversion of liabilities assumed
   for investment in subsidiary
     to minority interest                       $   100,000
----------------------------------------------------------------------------
 Rights acquired for note payable             $    800,000
----------------------------------------------------------------------------

 Inventory seized in settlement for
   notes payable                               $    800,000
----------------------------------------------------------------------------

 Inventory seized resulting in
   accounts receivables, other                 $    200,000
----------------------------------------------------------------------------
See accompanying report of independent certified public accountants and notes to consolidated financial statements.

[CAPTION]
FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE A  NATURE OF BUSINESS AND GOING CONCERN

First Entertainment, Inc. (the "Company") was incorporated as a Colorado corporation on January 17, 1985. The Company and its subsidiaries are involved in entertainment through several media: its video segment produces and markets travel videos; its live entertainment segment owns and operates a comedy club; and its radio station, 100.7 The Fox operates in Gillette, Wyoming. In 1995, the Company discontinued its copyrights and proprietary properties division which consisted of the publication of books and the printing of art.

During the period from inception (January 17, 1985) to December 31, 1996, the Company has incurred cumulative net losses of approximately $11.8 million and, as of December 31, 1996, had an excess of current liabilities over current assets of approximately $1.3 million, and is in default on a significant portion of its debt. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is dependent upon obtaining additional financing, and/or extending its existing debt obligations, and/or obtaining additional equity capital and ultimately achieving profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management's plans with regard to the Company's ability to continue as a going concern include continued raising of equity financing in the U.S. and/or international markets, completing negotiations for improved domestic and international distribution channels for its products, restructuring of its debt obligations, evaluating mergers or acquisitions to improve market share or operational synergies and improving efficiency of operations.

NOTE B  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation   The accompanying consolidated financial
statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates  The preparation of financial statements in 	conformity
with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expense during the reporting periods. Actual results could differ from those estimates.

   Inventories   Inventories are stated at the lower of cost or market value
(first-in, first-out basis). Inventories are comprised of video cassettes and liquor supplies.

Property and Equipment   The Company has a library of master video tapes
and film cost inventory related to its video product line. Capitalized costs, when completed, are amortized over the estimated economic life of the master tape, generally not in excess of seven years. The excess, if any, of the capitalized costs of master tapes over anticipated gross revenues is charged to expense. As of December 31, 1996 and 1995, the aggregate net book value of the master tape library and film cost inventory was approximately $64,000 and $74,000.

Production equipment, furniture and other equipment are recorded at cost and depreciated using straight-line and declining balance methods over the estimated useful lives of the assets, ranging from three to fifteen years.

Leasehold improvements are recorded at cost and are amortized on a straight-line basis over their estimated useful lives, but not in excess of the lease term.

The cost and related accumulated depreciation and amortization of assets sold or retired are removed from the appropriate asset and accumulated depreciation and amortization accounts and the resulting gain or loss is reflected in operations.

Maintenance and repairs are charged to operations as incurred and expenditures for major improvements are capitalized.

License, Goodwill and Intangibles   Broadcast licenses, goodwill and
intangibles, consisting of copyright rights, are amortized on a straight-line basis over a period of 10 to 20 years.

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

Revenue Recognition   Video cassette sales and copyrighted materials are
generally recorded upon shipment. Broadcast fees are recorded as revenue when the broadcast is aired. Live Entertainment revenues are recognized at the time of the performance, generally nightly. Retail sales are recognized at the time the merchandise is sold and are net of returns.

Net Loss Per Share   Net loss per share is computed on the basis of the
weighted-average number of shares outstanding during the respective periods presented. The assumed conversion of stock options, warrants, debentures and convertible preferred stock would be antidilutive for all periods presented and are not included in the computation of weighted-average shares.

Concentration of Risk   Financial instruments which potentially expose the
Company to concentration of credit risk consist primarily of cash equivalents and accounts receivable with the Company's various customers. The Company establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other information.

The Company maintains all cash in bank deposit accounts which at times may exceed federally insured limits. The Company has not experienced losses in such accounts.

Reclassifications   Certain balances in the 1995 consolidated financial
statements have been reclassified in order to conform to the 1996 presentation. The reclassifications had no effect on financial condition or results of operation.

Income Taxes The Company accounts for income taxes under Statement of Financial Accounting Standard No. 109 (SFAS No. 109). Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Deferred Compensation   Deferred compensation results from granting stock
options at option prices less than the fair market value of the stock on the date of grant, under agreements with terms extending beyond one year. Deferred compensation is initially charged to stockholders' equity and amortized to expense over the term of the related agreement.

Cash Equivalents   The Company considers all highly liquid debt
instruments purchased with an original maturity of three months or less to be cash equivalents.

Financial Instruments   The following methods and assumptions were used to
estimate the fair value of each class of financial instruments for which it is practicable to estimate that value;

Notes Payable   These notes substantially bear interest at a floating rate of interest based upon the lending  institutions prime lending rate.
Accordingly, the fair value approximates their reported 	carrying amount at
December 31, 1996 and 1995.

Mortgage Notes   Estimated based upon current market borrowing rates for
loans with similar terms and maturates.

The estimated fair values of the Company's financial instruments for continuing operations are as follows:

                                    December 31, 1996  December 31, 1995
 Financial Liabilities             Carrying    Fair      Carrying   Fair
  Notes Payable                     Amount     Value     Amount     Value
   and Mortgage Notes           $1,060,876  $1,060,876  $977,329  $977,329

Stock Option Plans  The Company applies APB Opinion 25, Accounting for
Stock Issued to Employees, and related Interpretations in accounting for all stock option plans. Following the guidance of APB Opinion 25, compensation cost has been recognized for stock options issued to employees as the excess of the market price of the underlying common stock on the date of the grant over the exercise price of the Company's stock options on the date of the grant.

SFAS No. 123, Accounting for Stock-Based Compensation, requires the
Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123.
To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-
Scholes option-pricing model.

NOTE C  ACQUISITIONS

  Power Media

In July, 1996, the Company issued 770,000 shares of its restricted common stock, valued at $408,100, in exchange for 18,000 of the 25,000 then issued and outstanding shares of Power Media Communications International, Inc. (Power Media), or 72% ownership. Power Media was a substantially dormant company that had developed the concept of selling informercial products in kiosks primarily located in retail malls. The Company purchased Power Media because it considers the concept viable and, with proper management and working capital, profitable

At the time of the acquisition, Power Media had net liabilities of approximately $130,000, as such, the total purchase price for Power Media was approximately $538,100. The acquisition of Power Media was accounted for as a purchase and the purchase price in excess of net assets acquired was allocated to goodwill. Amortization of goodwill is computed on a straight line basis over 10 years. Since operations of Power Media prior to the Company's acquisition were not material, no proforma information has been provided.

In November 1996, a new entity was formed called The Best Of As Seen on
TV, Inc. (ASOTV) for the purpose of acquiring all of the issued and outstanding common stock of Power Media and to provide original incorporators with ownership in ASOTV. The original incorporators of ASOTV were issued 464,000 shares of ASOTV for par value ($.001 per share), which included 220,800 shares issued to NMG, LLP, an entity owned by the wife of the president of the Company. ASOTV then issued 1,015,000 shares of common stock to the Company for their 18,000 shares of Power Media and issued 324,500 shares to an unrelated party for the remaining 7,000 shares of Power Media. In addition, ASOTV received a stock subscription from the previous owner of the 7,000 shares of Power Media to purchase approximately 325,000 shares of common stock of ASOTV for $150,000, of which $100,000 was received in 1996. As a result of the above transactions, ASOTV owned 100% of Power Media and the Company owned approximately 56 percent of ASOTV as of December 31, 1996.

The operations of Power Media and ASOTV are included in the accompanying statements from the date of acquisition.

Minority interest at December 31, 1996 includes $100,000 of convertible preferred stock of ASOTV.

Polton

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

In November, 1995, the Company reached an agreement with Mr. Gary Firth, president of Polton, and Polton whereby Mr. Firth will return the 75,000 shares of the Company's common stock and repay $100,000 of the $200,000 advanced as working capital. The agreement resulted in a write down of the note receivable of $100,000 which has been reflected in the accompanying consolidated statement of operations in selling, general and administrative expenses during 1995.

NOTE D  DISCONTINUED OPERATIONS

 On September 6, 1994, the Company purchased approximately 84% of the issued and outstanding common stock of Image Marketing Group, Inc.
("Image"). Image, an art publisher, had expanded its business activities to include the development and exploitation of copyrighted properties in multi-media marketing formats.

In November 1995 the Board of Directors decided to discontinue the operations of Image. Accordingly, the assets of Image were written down to their estimated net realizable value resulting in a write down of $1.6 million. In April, 1996, the Company sold Image to a former director for $1,000 resulting in a gain on the disposition of Image of approximately
$413,000. At the time of the disposition of Image, Image had negative net assets of approximately $414,000.

  The accompanying 1995 financial statements include an estimated loss on disposal of Image of $1,609,208, which includes a provision for anticipated operating losses until disposition of $60,000.

Summarized balance sheet data for the discontinued operations as of December
31, 1995 is as follows:

                                                                     1995
 ASSETS
 Accounts receivable                                            $ 100,000
 Inventory                                                        350,000
 Other                                                             34,318
-------------------------------------------------------------------------
Total current assets                                              484,318
 Property, plant and equipment, net                               188,721
--------------------------------------------------------------------------
 Total                                                            673,039
--------------------------------------------------------------------------
 LIABILITIES
 Current liabilities                                              970,604
-------------------------------------------------------------------------
 Total                                                            970,604
------------------------------------------------------------------------
Net liabilities of discontinued operations                   $  	(297,565)
--------------------------------------------------------------------------


NOTE E   RADIO STATION OPERATIONS

The Company operates a radio station in Gillette, Wyoming. The assets of the radio station are collateral on certain bank debt.

On December 1, 1993, the Company executed notes bearing a principal balance of $588,257 and interest at seven percent per annum to replace certain past-due notes. The notes were renegotiated during December 1996, extending the due date to November 20, 1997 with monthly principal and interest payments of $5,250 at nine percent per annum.

In order to obtain an extension of the maturity date of the notes in 1993, the bank required the Company to issue 50,000 shares of its common stock to Quality Communications as collateral. The Company then granted the bank a security interest in the 50,000 common shares such that, upon default or nonperformance under the terms of the notes, the bank may sell the 50,000 common shares. The Company agreed to make all necessary filings to register the collateral to provide for its free trading by August 1, 1994. Such shares have not been registered as of December 31, 1996 but the shares are no longer restricted and are free trading. The Company has recorded the issuance of the 50,000 common shares as treasury stock in the accompanying consolidated financial statements.

NOTE F   NOTES PAYABLE AND LONG-TERM DEBT

The Company is not in compliance under the original terms of substantially all of its debt obligations. In an effort to restructure its debt, a number of the terms of the original loans were rewritten and/or renegotiated. However, the majority of these notes are past due and due at various times over the next year. Creditors may commence execution of judgments already obtained or commence legal proceedings to obtain judgments. Substantially all of the Company's assets are pledged as collateral to one or more obligations. Notes that are not in compliance are classified as current liabilities.

                                                             December 31,
                                                        1996            1995
 Notes payable, First National Bank
   Gillette (See Note E)                            $ 458,719      $ 479,364
 Note payable to the State of Wyoming(1)              300,000        300,000
 Mortgage note payable(2)                             149,561
 Mortgage note payable(3)                              54,390         54,808
 Note payable, creditor(4)                             19,224         18,475
 Various notes payable individuals and
    companies(5)                                       78,982        124,682
 Discontinued Operations:
   Notes payable bank                                                500,324
   Capital lease obligations                                          38,397
----------------------------------------------------------------------------
                                                    1,060,876      1,516,050
  Less current portion                                861,392        923,048
  Less amount included in net assets of
    discontinued operations                                          538,721
----------------------------------------------------------------------------
  Long-term debt                                    $ 199,484      $  54,281
----------------------------------------------------------------------------

 Future maturities of debt as of December 31, 1996 are as follows:
  1997                   $   861,392
  1998                         4,901
  1999                         5,381
  2000                         5,906
  Thereafter                 183,296
  Total                  $ 1,060,876

 (1) In February 1989, the Company borrowed $300,000 from the State of Wyoming for the purpose of purchasing equipment, inventory and to provide working capital necessary to establish a video duplicating facility. As of December 31, 1996, the Company has not yet established an operating duplicating facility and was in violation of several of the compliance requirements of this note. Although the note, by its original terms, is not due until March 1, 1999, the State of Wyoming has deemed the note to be currently due as a result of the violations of the compliance requirements. The note, with default interest at 16.5 percent, is due in daily installments of $150, and is collateralized by the Company's master tape library.

 (2) Note payable, trust; interest at 9.5%; monthly principal and interest of $1,500; final payment due October 2012; collateralized by real property.

     (3) Note payable to mortgage company; interest at 8.015% per annum; monthly principal and interest payments of $403 for 59 months with a balloon payment of $53,000 due August 1, 2000; collateralized by certain property and equipment.

 (4) Note payable to a trade creditor dated October 21, 1993; interest at 10 percent; due on May 1, 1996; collateralized by the Company's master tape inventory and subordinated to previously filed liens.

 (5) Various notes payable in default; due to various individuals and companies with rates ranging from 10 to 21 percent per annum.

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

On April 9, 1996, the Board of Directors approved a 4 for 1 reverse stock spilt. Accordingly, all references in the consolidated financial statements to average number of shares outstanding and related prices, per share amounts, common stock purchase rights, stock option plan data and shares issued have been restated to reflect the reverse stock split.

The Class A shares have annual cumulative dividends of 7% per annum, redeemable by the Company by November 18, 1996, convertible into common stock on a four-for-one basis and carry a liquidation preference of approximately $15,000.

The Class B shares have annual cumulative dividends of 6%, payable quarterly if and when declared, redeemable by the Company into common stock at of the Company at the option of the Company upon terms and conditions to be established by the Corporation prior to the issuance of Class B preferred stock and is subordinated to Class A shares.

The Class C shares have no dividends and are convertible into common stock at a conversion price of Class C preferred stock equal to the average previous thirty day bid price of the Common Stock on the date of conversion. The rights of the Class C shall be subordinate to Class A and Class B shares.

Common Stock Options   In June 1994, the Company adopted a Non-Qualified
Stock Option Plan, under which the Company's Board of Directors are authorized to issue options to purchase up to 62,500 shares of the Company's common stock to qualified employees, officers and directors of the Company. The option price may be changed at the discretion of the Board of Directors. No options have been issued under this plan, therefore, no pro forma net loss or net loss per share amounts have been provided as set forth under provisions of SFAS No. 123. During 1996 and 1995, the Company has also issued other non-qualified stock options to non-employees under terms and at prices deemed appropriate by the Board of Directors.

 The following is a summary of the number of shares under option:
                                             	Weighted
                                             Average
                            Non-Qualifying   Exercise            Expiration
                             Stock Options   Price                Dates
Balance, January 1, 1995     241,250       $3.61           1995-1998
   Granted                   425,000         .74           1995-1996
   Exercised                (337,500)        .87
   Expired                  (233,750)       2.39
---------------------------------------------------------------------
Balance, December 31, 1995    95,000        3.49           1996-1998
   Granted                    50,000         .75                1996
   Exercised                 (50,000)        .75
   Expired
  ======================================================================
  Balance, December 31, 1996    95,000        $3.49
========================================================================

The following table summarized information about stock options outstanding and exercisable as of December 31, 1996:

                                                Weighted
                                                Average            Weighted
      Range of           Number                 Remaining          Average
  Exercise Prices        Outstanding &          Contractual        Exercise
  From       To          Exercisable            Life in Years      Price
$  .40      $  .40       35,625                 0.8                $  0.40
$ 4.00      $ 6.40       57,500                 0.7                $  5.18
$10.40      $10.40        1,875                 1.8                $ 10.40
                         95,000

NOTE H   INCOME TAXES

The tax effects of temporary differences and carryforward amounts that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1996 and 1995 are:

  Deferred tax assets:                      1996                 1995
   Net operating loss carryforwards         $ 4,195,000          $	3,325,000
   Property, equipment, other assets, net        42,000
   Stock bonus accrual                           95,000
   Litigation settlement                         43,000
   Discontinued operations                                          595,000
   Other                                         25,000              24,000
---------------------------------------------------------------------------
   Total gross deferred tax assets            4,400,000           	3,944,000
   Less valuation allowance                  (4,400,000)         	(3,840,000)
----------------------------------------------------------------------------
   Subtotal                                                         104,000
   Deferred tax liability:
   Property and equipment                                          (104,000)
----------------------------------------------------------------------------
  Net deferred taxes                        $       -0-          $      -0-
----------------------------------------------------------------------------

A valuation allowance has been recorded equal to the net deferred tax asset, as management was not able to determine if it is more likely than not that the deferred tax assets will not be realized.

The valuation allowance increased $560,000 in 1996 and $1,158,000 in 1995.

The following summary reconciles the income taxes at the statutory rate of 34% in 1996 and 1995 with the actual taxes:

                                                   1996               1995
 Benefit computed at the statutory
   rate-continuing operations                   $ (  560,000)  $  (563,000)
 Discontinued operations                                          (595,000)
 Valuation allowance                                 560,000     1,158,000
--------------------------------------------------------------------------
 Provision for income taxes                     $          0   $         0

As of December 31, 1996, net operating loss carryforwards were approximately $11.3 million. Utilization of certain portions of this amount is subject to limitations under the Internal Revenue Code.
Carryforward amounts expire at various dates through 2011.

NOTE I  RELATED PARTY TRANSACTIONS

In July 1986, the Company entered into a ten-year operating lease agreement with a trust controlled by a former officer of the Company for an office building and land which houses the Company's radio station. Annual rent was $21,000. The Company also leased land which is occupied by its radio tower from an entity controlled by a former officer of the Company. The lease had a ten-year term beginning in 1992 with an annual rent of $5,400. In April 1996, the Company acquired the office building and land which houses its radio station and the land occupied by its radio tower for $425,000. The Company issued 275,000 shares of Class C Preferred Stock valued at $275,000 and a mortgage note in the amount of $150,000. In 1996, 150,000 shares of the Class C Preferred Stock were converted into 150,000 shares of common stock.

Commencing April 1995, the Company contracted out some administrative, management and accounting functions of the Company to a company owned by the former president and a Director of the Company. Monthly fees for such services were $15,000 for the period April 1 to July 31, 1995 and $20,000 thereafter. In addition, a one time start-up fee of $25,000 was also paid. Total fees for 1996 and 1995 were $240,000 and $201,000. The affiliated company sub-leases office space from the Company on a month-to-month lease for $500 per month. In addition, the Company accrued a stock bonus of $168,000 due to the service company payable in common stock which was issued in February 1997.

NOTE J   COMMITMENTS

   Lease Commitments   The Company has long-term operating lease agreements
for office space, building, and certain equipment. Future minimum lease payments required under long-term leases in effect at December 31, 1996 are as follows:

         1997     $121,649
         1998       38,349
         1999        9,950
                  $169,948

Rent expense for continuing operations was $165,047 and $179,121 in 1996 and 1995. Rent expense for discontinued operations was $261,903 in 1995.

NOTE K   LITIGATION

  In January 1996, the Company, AB Goldberg, Harvey Rosenberg and several other related and unrelated parties were named as defendants in a lawsuit filed by Sterling Consulting Corporation as Receiver for Indian
Motorcycle Manufacturing, Inc. (IMMI). The complaint alleges interference by defendants in the business of IMMI, conflicts of interest of AB Goldberg, breach of fiduciary duty, unjust enrichment, and bankruptcy fraud.

  In July 1996, the Company filed suit against the Receiver alleging intentional interference of contracted relationships and breach of licensing agreements.

  In February 1997, the Company agreed to terms of a Settlement Agreement with the Receiver whereby the Company would relinquish all rights to the Indian Motorcycle Trademark and pay the Receiver approximately $114,000. Such amount has been reflected in the accompanying financial statement as of December 31, 1996.

NOTE L   FOURTH QUARTER ADJUSTMENTS

During the fourth quarters of 1996 and 1995, the Company recorded the following year-end adjustments, which it believes are material to the results of that quarter:

                                                  1996      1995
 Effect of Balzac dispute resolution
   (see Note N):
 Decrease in inventory                    $   1,000,000
 Decrease in notes payable                $     800,000
 Increase in accounts receivable          $     200,000

 Effect of Indian Motorcycle settlement
   (See Note K and M):
 Decrease in receivables                  $     143,000
 Decrease in certain rights               $     300,000
 Increase in accrued settlement           $     114,000
 Decrease in stockholders equity         $     300,000

 Decrease in amortization expense
   due to the above                       $     127,500
 Write-off of goodwill                                    $  144,793
 Write-down of assets of
   discontinuedoperations to net
    realizable value                                      $	1,609,208

NOTE M SETTLEMENTS AND RESCISSIONS

  Indian Licensing

  Effective March 31, 1996, the Company entered into a Purchase Agreement with certain individuals whereby the Company would acquire 55% of the issued and outstanding common stock of Indian Motorcycle Company Japan, a development stage company, and certain licensing rights in exchange for 300,000 shares of the Company's Class C Preferred Stock valued at $1.00 per share. In connection with the settlement discussed in Note K, the Company relinquished the rights acquired and the 300,000 shares of Class
C Preferred stock were returned to the Company.

The transactions described above relating to Indian Licensing have been rescinded in the accompanying financial statements effective from the date the transactions were entered into as if the transactions did not occur.

NOTE N SUBSEQUENT EVENT

Balzac, Inc.

  In April 1996, the Company acquired certain assets from Balzac, Inc., (Balzac) a private company which manufactures and distributes toys, including a product line of toy balls. The assets and rights acquired consisted of: an exclusive license for Australia, inventory of Balzac toys and various other rights.

  The exclusive license agreement for Australia was acquired for $800,000 and was payable within five years based upon a formula of 60% of net profits from the sale of Balzac products in Australia. The inventory and other assets were acquired by issuing 1,100,000 shares of the Company's restricted common stock valued at $1.6 million.

During 1996, a dispute arose between the Company and Balzac and Balzac asserted a violation of the Purchase Agreement. Balzac seized the inventory valued at $1 million, which was collateral on the fixed obligation due under the Australian Licensing Agreement, to satisfy the $800,000 obligation under the Licensing Agreement.

The Company asserted that Balzac had no right under the Purchase
Agreement or License Agreement to seize the inventory and apply the proceeds against the note obligation under the License Agreement.

  In April 1997, Balzac and the Company entered into an agreement whereby Balzac will buy back the Australian Licensing Agreement for $800,000 and will repay the Company $200,000 which was the difference between the value of the seized inventory and the obligation under the licensing agreement. The $1,000,000 will be paid over forty months at 8% per annum.

NOTE O    SEGMENT INFORMATION

Financial information by industry segments for the years ended December 31, 1996 and 1995 is summarized as follows:

                                                     Live
                  Radio         Video          Entertainment       Retail
FOR THE YEAR
 ENDED
DECEMBER 31,
   1996
 Revenue
  unaffiliated   $ 713,322     $	 105,618     $  1,255,735        $ 18,753
 Revenue
   affiliated
 Operating
   income
   (loss),
 continuing
  operations      51,606         (110,865)          84,134          (65,628)
 Identifiable
  assets        1,383,683        1,005,280          259,776          601,247
 Depreciation
  and
  amortization     77,549          207,000	            3,841           26,932
 Capital
  expenditures    439,193                             1,322           29,512
FOR THE YEAR
 ENDED
DECEMBER 31,
 1995
 Revenue
  unaffiliated  $ 678,685        $  31,177      $  1,051,993
 Revenue
  affiliated
 Operating
  income
  (loss),
  continuing
  operations       83,474           11,264            170,939
 Identifiable
  assets        1,015,647          258,102            177,129
 Depreciation
  and
   amortization    84,325          231,020	              1,920
 Capital
  expenditures     31,855                              62,486

                   Other Segments         Eliminations        Consolidated
FOR THE YEAR
 ENDED
DECEMBER 31,
   1996
 Revenue
  unaffiliated   $ 46,023                  $                   $2,139,451
 Revenue
   affiliated     175,956                   (175,956)
 Operating
   income
   (loss),
 continuing
  operations   (1,566,366)                                     (1,607,119)
 Identifiable
  assets        2,175,180                  (2,192,377)          3,232,789
 Depreciation
  and
  amortization     11,200                                         326,522
 Capital
  expenditures        633                                         470,660
FOR THE YEAR
 ENDED
DECEMBER 31,
 1995
 Revenue
  unaffiliated  $  55,005               $                      $1,816,860
 Revenue
  affiliated      293,652                   (293,652)
 Operating
  income
  (loss),
  continuing
  operations   (1,779,750)                                   (1,514,073)
 Identifiable
  assets        3,889,944                  (3,607,924)        1,732,898
 Depreciation
  and
   amortization    16,899                                       334,164
 Capital
  expenditures     25,488                                       119,829

Item 8. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure

There were no disagreements with BDO Seidman, LLP with regard to matters of accounting principle or disclosure.


PART III

Item 9. Directors , Executive Officers , Promoters and Control Persons

Information concerning the Directors and Executive Officers of the Company is as follows:

                                                 Tenure as Officer
Name                   Age   Position            or Director

A. B. Goldberg         49    Director            April 1993 to present
                             President and       Commencing February 1995
                             Chief Executive Officer

Dr. Theodore Jacobs    56    Director           November 1996 to present

Dr. Nick Catalano      56    Director           March 1992 to present

Burt Katz              72    Director          December  1994 to present

Cindy Jones            42   Secretary and      April 1994 to present
                            Treasurer


All of the Directors' terms expire at the next annual meeting of shareholders or when their successors have been elected and qualified.
The Officers of the Company serve at the pleasure of 	the Board of
Directors.

The following sets forth background information concerning the above
Directors and Executive Officers:

Dr. Nick Catalano is presently serving in his twenty-fourth year as professor of English Literature, Communications and music at Pace
University, New York City. He is also the University's director for the Performing Arts. Over the past several years, he has been a writer/producer for several television network shows, including The Bill
Cosby Show, PBS documentaries, Doug Hennings' The World of Illusion, and
TV specials for Richard Belzer on HBO. Dr. Catalano has produced travelogue videos for Video Trips on Greece, the Greek Islands, Utah, St.
Martin and is currently completing the Hamptons. In addition, he is the founder of "The Big Apple Comedy Showcase" at Pace University, now in its
18th year.  It is the oldest college comedy series in the country.

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

Burton Katz.  Mr. Katz graduated from New York University and the United
States Military Academy at West Point. Mr. Katz has over forty years experience in the image publishing business. He founded the Company's former wholly owned subsidiary, Bernard Picture Co., Inc., in 1951 and relocated the business to Stamford, Connecticut in 1979. His extensive experience includes all aspects of art publishing, including printing, matting, silk screening and picture framing.

Dr. Theodore Jacobs, M.D.  graduated from New York Medical College in
1955 where he was honored by achieving the highest award to a graduating medical student. Dr. Jacobs was Board Certified in Internal Medicine in
1962 and Re-Certified in 1977. Since 1963, Dr. Jacobs has worked in private practice in Internal Medicine in an office in Las Vegas, Nevada.
Dr. Jacobs has served as a member of the Nevada State Board of Medical
Examiners, serving for fifteen years as president from 1980 to 1995.  Dr.
Jacobs is currently a Clinical Professor of Medicine, University of Nevada School of Medicine and Member, Advisory Board to the Dean of the
School of Medical Sciences, University of Nevada/Reno. Dr. Jacobs is a member of the Board of Directors of Nevada Dance Theater, Las Vegas
Symphonic and Chamber Music Society and the Nevada Opera Theater.  Dr.
Jacobs has received numerous awards for outstanding achievement and contributions to his profession and community. Dr. Jacobs was a member of the Board of Directors of Power Media Communications International,
Inc.

Cynthia Jones served as the corporate controller for the Company from 1982 to 1995. She currently serves as corporate controller for Creative
Business Services, Inc.

No family relationship exists between or among any of the persons named above. None of the Company's Directors are directors of any other company that has a class of equity securities registered under, or required to file reports pursuant to, Section 15(d) of the Securities Act of 1933 or Section 12 of the Securities Exchange Act of 1934, or any company registered as an investment company under the Investment Company
Act of 1940. There are no arrangements or understandings between any of the named directors or officers and any other persons pursuant to which any director or officer was selected or nominated as a director or officer.

Item 10. Executive Compensation

Only one executive officer received cash compensation in excess of $100,000 during the fiscal year ended December 31, 1996 and 1995.
Compensation does not include minor business-related and other expenses paid by the Company for its officers during fiscal year 1996 and 1995, nor the personal usage of a Company automobile. Such amounts in the aggregate do not exceed $10,000. The Company's Chief Executive Officer,
A.B. Goldberg received compensation of $96,000, $53,800 and $16,100 for 1996, 1995 and 1994, respectively.

From time to time, the Company has granted shares of its common stock as additional compensation to its offices and key employees for their services, as determined by the Company's Board of Directors. During 1996 and 1995, no shares were granted to officers or key employees.

As of December 31, 1996, the Company had no group life, health, hospitalization, medical reimbursement or relocation plans in effect which discriminates, in scope, terms, or operation, in favor of officers or directors of the Company and that are not generally available to all salaried employees. Further, the Company has no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of the Company.


The Company does not pay members of its board of Directors any fees for attendance or similar remuneration, but reimburses them for any out-of-pocket expenses incurred by them in connection with Company business.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding ownership of the Common Stock of the Company as of February 28, 1997 by (I) each person known by the Company to be the beneficial owner of more than 5 percent of the outstanding common stock of the Company; (ii) each director of the Company; and (iii) all executive officers and directors of the Company as a group.


Names and Addresses               Beneficial            Percent
  of Beneficial Owner             Ownership             of Class
A. B. Goldberg(1)                     29,213                  .5%
1380 Lawrence Street, Suite 1400
Denver, CO  80204

Cindy Jones                            2,500                  .1%
1380 Lawrence Street, Suite 1400
Denver, CO  80204

Nick Catalano                          5,000                  .1%
189-32 44th Avenue
Flushing, NY  11358

Dr. Theodore Jacobs
1380 Lawrence Street, Suite 1400      69,739                 1.2%
Denver, CO  80204

Burt Katz
1380 Lawrence Street, Suite 1400(2)  195,089                 3.4%
Denver, CO  80204

Officers and Directors               301,541                 5.2%
as a Group (6 persons)

(1) Include shares owned by Nannette Goldberg, wife of A.B. Goldberg Director of Company and shares owned by his mother and two children. There are no stock options issued or outstanding to A. B. Goldberg.

(2) Includes shares owned by the wife and children of Burt Katz.

Item 12. Certain Relationships and Related Transactions

Commencing April 1995, the Company contracted out some administrative, management and accounting functions of the Company to a company owned by the former president and director of the Company. Monthly fees for such services were $15,000 for the period April 1 to July 31, 1995 and $20,000 thereafter. In addition, a one time start-up fee of $25,000 was also paid. Total fees for 1996 and 1995 were $240,000 and $201,000 respectively.

PART IV


Item 13. Exhibits and Reports on Form 8-K

 (a) Exhibits. The following exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

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

(23)  Consent of experts and counsel                               (E)

	(24)  Power of attorney                                           None

	(27)  Financial Data Schedule                                      (6)

	(28)  Information from reports furnished to state insurance       None
      regulatory authorities

(99)  Additional exhibits                                         None

(A)	A complete copy of the Company's Articles of Incorporation as currently in effect and all amendments thereto was filed as Exhibit 89.3.1 to the Registrant' Form 10-K for the fiscal year ended December 31, 1989, and a complete copy of the Company's Bylaws as currently in effect was filed as
Exhibit 86-3(c) to the Company's Registration Statement on Form S-18 (Registration No. 33-9163-D) and are incorporated herein by reference thereto.

(B)	The Company hereby agrees to furnish a copy of the form of its convertible subordinated debentures to the Commission upon request.

(C)	The following material contracts are filed herewith or incorporated herein by reference thereto:
Document Title                           Reference       Commission Filing

 Stock Option Agreement                   86-10(a)   Registration Statement
  on Robert Beattie                                 on Form S-18 (33-9163-D)

 Host Agreement - Annette Funnicello     86-10(b)    Registration Statement
                                                    on Form S-18 (33-9163-D)

  Host Agreement - Jill St. John        86-10(c)   Registration Statement
                                                   on Form S-18 (33-9163-D)

 Host Agreement - James Farentino       86-10(d)     Registration Statement
                                                    on Form S-18 (33-9163-D)

 Host Agreement - Tony Randall           86-10(e)     Registration Statement
                                                    on Form S-18 (33-9163-D)

 Video Distribution Agreement -         86-10(f)      Registration Statement
  	Lightning Video (Vestron)                         on Form S-18 (33-9163-D)

 Trademark License Agreement -          86-10(g)      Registration Statement
  Rand McNally & Company                            on Form S-18 (33-9163-D)

 Stock Option Agreement -              86-10(h)     Registration Statement
  Peter TenEyck                                    on Form S-18 (33-9163-D)

 November 4, 1987 amendment to          87-10(a)     Registration Statement
  Vestron Distribution Agreements                   on Form S-18 (33-9163-D)

 January 29, 1988 amendment to           87-10(b)     Registration Statement
  Trademark License Agreement                       on Form S-18 (33-9163-D)

 Selluloid Agreement dated March 4, 1988   87-10(d)   Registration Statement
                                                    on Form S-18 (33-9163-D)

 Children as Teachers of Peach   87-10(e)        Registration Statement
  Agreement dated June 6, 1988                   on Form S-18 (33-9163-D)

 Eastman's Outdoor World and Western     87-10(f)    Registration Statement
  American Films, Inc. dated March 17, 1988        on Form S-18 (33-9163-D)

 Sturgis Exclusive Licensing and Use   87-10(g)     Registration Statement
  Agreement dated July 1987                         on Form S-18 (33-9163-D)

 Best Film and Video Corporation  87-10(h)       Registration Statement
  Distribution Agreement dated December   on Form S-18 (33-9163-D)
    7, 1987

 Gillette, Wyoming Office Lease Agreement  87-10(I)   Registration Statement
                                                    on Form S-18 (33-9163-D)

Document Title                         Reference        Commission Filing

 KGWY-FM Tower Lease                     87-10(j)    Registration Statement
                                                   on Form S-18 (33-9163-D)

 December 15, 1988 Atlantis Video        89-10(a)     Form 10-K for the year
  License Agreement                                  ended December 31, 1988

 Iowa Radio Stations Asset Purchase       89-10(b)   Form 10-K for the year
  Agreement dated April 18, 1989                    ended December 31, 1988

 January 31, 1989 License Agreement with   89-10(c)   Form 10-K for the year
  Adler Video Marketing, Ltd.                        ended December 31, 1988

   Stock Option Agreement - Ray Ricci    89.10.1    Form 10-K for the year
                                                    ended December 31, 1989

 Stock Option Agreement - Ray Ricci     89.10.2    Form 10-K for the year
                                                    ended December 31, 1989

 Stock Option Agreement - Keller, Wing,   89.10.3   Form 10-K for the year
  Godbolt and Polakovic                              ended December 31, 1989

 Stock Option Agreement - Dennis Dowd   89.10.4   Form 10-K for the year
                                                   ended December 31, 1989

 Rand McNally Video Trip Guide to Ohio   89.10.5  Form 10-K for the year
  Agreement, dated January 11, 1990               ended December 31, 1989

 Wyoming Radio Station Letter of Intent   89.10.6    Form 10-K for the year
  dated March 28, 1990                              ended December 31, 1989

 Settlement Agreement with Miller &  89.10.7          	Form 10-K for the year
  Weiss, P.C., dated March 30, 1990                  ended December 31, 1989

 Distributor Agreement with Adler Video  89.10.8   Form 10-K for the year
   Marketing, Ltd.                                 ended December 31, 1989

 Post-Production Services Agreement    93-10.1	      Form 10-K for the year
                                                    ended December 31, 1993

 Settlement Agreement with DCC and         93.10.2   Form 10-K for the year
  Marshall Blonstein                                 ended December 31, 1993

 Agreement with Rand McNally and Company   93.10.3  Form 10-K for the year
                                                    ended December 31, 1993

 Promissory note with Keller, Wing & Godbolt 	93.10.4 Form 10-K for the year
                                                     ended December 31, 1993

 Distribution/licensing agreement with    93.10.5   Form 10-K for the year
  Woodknapp and Company                             ended December 31, 1993

 Amendment to Articles of Incorporation   93.10.6   Form 10-K for the year
   Name change                                      ended December 31, 1993


 Amendment to Articles of Incorporation    93.10.7   Form 10-K for the year
   increase authorized shares                        ended December 31, 1993

  Stock Option Agreement   Robert Young	    93.10.8    Form 10-K for the year
                                                     ended December 31, 1993

 Letter of Intent   Polton Corporation    	93.10.9   Form 10-K for the year
                                                     ended December 31, 1993

 Promissory note sample bridge lenders   93.10.10  Form 10-K for the year
                                                 ended December 31, 1993

 Subscription Agreement                  93.10.11   Form 10-K for the year
                                                     ended December 31, 1993

(D) Not required since the information is ascertainable from the Company's financial statements filed herewith.

(E) A list of all subsidiaries of the Company was filed as Exhibit 89-22(a) to the Company's Form 10-K for the year ended December 31, 1988 and is incorporated herein by reference thereto.

  (b) Reports on Form 8-K
      None

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FIRST ENTERTAINMENT, INC.


Dated:April 14, 1997               By        ________________
                                   A. B. Goldberg, President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Dated: April 14,, 1997                                __________
                                 A. B. Goldberg
                                President and Principal Executive Officer


Dated:  April 14, 1997
                                 Cynthia M. Jones
                                 Secretary and Treasurer


Dated:  April 14, 1997 _________________________
                                 Dr. Nicholas Catalano
                                 Director


Dated:  April 14, 1997 _________________________
                                 Burt Katz
                                 Director


Dated:  April 14, 1997
                                 Dr. Theodore Jacobs
                                 Director