Form 10QSB/A
period 1996-06-30
FIRST ENTERTAINMENT INC
filed 1997-04-30
CIK 803170

SECURITIES AND EXCHANGE COMMISSION
                             FORM 10-QSB/A
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

	Class A Preferred Stock, $.001 par value       10,689 shares
	Class B Preferred Stock, $.001 par value 231,976 shares Class C Preferred Stock, $.001 par value 125,000 shares

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                            June 30,     December 31,
                                               	1996              1995
ASSETS
CURRENT ASSETS
Cash and cash equivalents           $      67,774       $	   71,488
Trade accounts receivable,
 net  of allowance                         79,382           89,203
Accounts receivables other                159,611          145,778
Notes receivable, related parties               0          100,000
Inventories                             1,023,956           22,234
Other current assets                       15,144           18,911
                                      -----------         --------
                                        1,345,837          447,614
                                       -------------       ---------
PROPERTY AND EQUIPMENT
	Master Tape Library                     1,497,399        1,497,399
	Machinery, production and
	 other equipment                          519,505          519,505
	Radio station land and building           425,000                0
	Furniture and equipment                   167,568          168,449
	Leasehold improvement                     170,213          170,213
Film cost inventory                       103,428          103,428
Condominium                                57,626           57,626
Transportation                             37,370           37,370
                                        ---------        ---------
                                        2,978,109        2,553,990
Less Accumulated Depreciation	          2,274,052        2,162,103
                                       ----------       ----------
                                          704,057          391,887
                                       ----------      -----------

OTHER ASSETS
License and distribution rights,
 net of amortization                    1,611,181          892,441
Other noncurrent assets                         0              956
                                       ----------       ----------
	                                       1,661,181           893,397
                                       ----------        ---------

TOTAL ASSETS                           $3,711,075       $1,732,898
                                       ==========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES
Notes payable and current
  portion of long term debt           	$1,063,949         $ 923,048
Notes payable, related parties                 0            13,167
Accounts payable                          54,715            63,268
Accrued interest                         327,755           325,185
Accrued liabilities                       59,654           122,830
Net liabilities of discontinued
 operations                                    0           297,830
                                         -------         ---------
Total current liabilities              1,506,073         1,745,063
                                      ----------         ---------

LONG TERM DEBT, NET OF CURRENT PORTION	     808,800            54,281
                                      ----------         ---------

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized
	5,000,000 shares;
	Class A preferred stock, 10,689
    shares issued                            10                 10
	Class B preferred stock, 231,976
    shares issued                           232                232
	Class C preferred stock, 125,000
     shares issued                          125
Common stock, $.008 par value;
 authorized 6,250,000 shares;
 4,107,544 and 2,361,544 issued,
 respectively                             32,810            21,052
Capital in excess of par value       	12,863,469        11,227,696
Accumulated deficit                  (10,794,204)      (10,567,547)
Deferred compensation                   (194,443)         (263,065)
Treasury stock, at cost                 (484,824)         (484,824)
                                     -----------       -----------
                                       1,396,202           (66,446)
                                    ------------       -----------

Total liabilities and
  stockholders equity                 $3,711,075        $1,732,898
                                    ============        ==========

"See accompanying notes to consolidated financial statements."

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                   For the three months ended  For the six  months ended
                              June 30, June 30,   June 30,  June 30,
                                  1996     1995      1996      1995
REVENUE:
    Live Entertainment       $ 290,306 $ 235,981 	$ 620,531  $ 511,403
    Radio                      155,107   160,256   	333,047    320,725
    Video                       54,581       765    55,164	      4,685
    Other                       20,532	    11,494    26,668     26,693
                             ---------   -------   -------  ----------
                               520,526   385,508 	1,035,410    863,506
                             ---------   ------- ---------  ----------

COSTS AND EXPENSES:
    Cost of sales -
      live entertainment      	262,376   181,042  	 525,740    435,246
      sold - radio             111,131   119,057   	255,113    237,674
    Cost of products
      sold - video               7,287    12,800     	7,453     17,044
    Depreciation and
     amortization               74,447    82,729   	146,081    171,502
    Selling, general and
     administrative            376,100	   445,249   650,099    702,073
                              --------   --------  -------   --------
                               831,341   840,877  1,584,486  1,563,539
                             ---------  --------  --------- ----------

OPERATING LOSS FROM CONTINUING
    OPERATIONS                (310,315) (455,369)  (549,076)  (700,033)

OTHER INCOME (EXPENSE)
    Interest expense           (25,036)  (29,172)	  (53,150)   (69,941)
    Other                          360       646     22,419      2,203
                               -------   --------  -------    --------
LOSS FROM CONTINUING
 OPERATIONS                   (335,491) (483,895)  (579,807)  (767,771)

DISCONTINUED OPERATIONS
    Income (Loss) from
      operations of
      discontinuance of
      Image                          0     41,548   (28,570)	  (337,157)
    Gain on disposal of
      Image                          0              381,720
                             ---------   ---------  -------  ----------
NET INCOME (LOSS)         $ (335,491)   $(442,347)$(226,657)$(1,104,928)
                          ============  ==========  ========  ===========

INCOME (LOSS) APPLICABLE
 TO COMMON STOCK
 PER SHARE DATA:
  Net Income (loss)
   per share, continuing
   operations                   (.09)      (.17)      (.18)     (.28)
  Net Income (loss)
   per share,
   discontinued
   operations                               .01        .11      (.13)
  Net Income (loss)
   per common share             (.09)      (.16)      (.07)     (.41)

WEIGHTED-AVERAGE
 NUMBER OF SHARES
 OUTSTANDING               3,895,877	  2,814,348  3,244,210 2,725,284

		"See accompanying notes to consolidated financial statements"


FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                              For the six months   For the six months
                                  ended June 30,       ended June 30,
                                           1996                 1995
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net income (loss)                 $ (226,657)         $ (1,104,928)
Adjustments to reconcile
 net income (loss) to
   net cash from operations
     Minority interest                                     (58,050)
     Depreciation and
       amortization                  146,081               175,228
     Common Stock options
      issued                                                94,841
     Common Stock issued
      for services                   310,712               228,408
     Gain on disposal of
       Image                        (381,720)
     Gain on debt
      extinquishment                (21,341)
  Changes in operating
    assets and liabilities
     (Increase) decrease in
      Receivables                    95,988                200,117
      Inventories                   (1,722)                143,168
      Other current assets            3,797                 20,838
      Other assets                      956                (43,411)
  Increase (decrease) in
      Accounts payable               (8,553)              (146,785)
      Accrued Liabilities           (39,265)               (20,401)
      Bank Overdraft                      0                (40,039)
      Net liabilities of
       discontinued operations      185,757
                                 ----------              ---------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:               64,033               (446,802)
                                 -----------            ----------

CASH FLOWS FROM INVESTING
 ACTIVITIES
Capital expenditures - net                                 (16,370)
Investments and other                                          (29)
                                    -----------            --------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                                      (16,341)
                                   -----------            ----------

CASH FLOWS FROM FINANCING
 ACTIVITIES
Advances to affiliates                                    (86,000)
Principal payments on debt          (67,747)             (181,742)
Proceeds from issuance
 of common stock                                          646,400
                                     ----------            ---------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                 (67,747)              378,658
                                    -----------            --------

NET INCREASE (DECREASE) IN CASH        (3,714)             (84,485)
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                    71,488             185,888
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                          67,774           $ 101,403

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

In April 1997, Balac and the Company entered into an agreement whereby Balzac will buy back the Australian Licensing Agreement for $800,000 and will repay the Company $200,000 which was the difference between the value of the seized inventory and the obligation under the licensing agreement. The $1,000,000 will be repaid over forty months at 8% annum.

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

In Feburary, 1997 the Company and the Receiver agreed to the terms of a settlement. The proposed Settlement Agreement calls for the Company to relinquish all rights or claims to the Indian Motorcycle Trademark or the use of the Trademark and any licensing rights. In addition, all claims by the Receiver and the Company shall be released and the Company shall pay to the Receiver approximately $114,000. All rights acquired from Scott Kajiya and Jamie Ruiz for the use of the Indian Motorcycle Trademark in Japan are also assigned to the Receiver.

The transactions described above relating to Balzac rights and Indian licensing have been rescinded in the accompanying financial statements effective from the date the transactions were entered into as if the transactions did not occur.

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

     ITEM 2.  MANAGEMENT DISCUSSION AND PLAN OF OPERATION.

     Results of Operation
     June, 1996 vs. June, 1995

For the period ended June 30, 1996 the Company incurred a loss from continuing operations of $579,807 as compared to a loss from continuing operations of $767,771 for the period ended June 30, 1995. The decrease in the net loss for the quarter ended June 30, 1996 as compared to June 30, 1995 is the result of an increase in live entertainment and radio sales and a reduction of general and administrative expenses. The overall gain from discontinued operations of Image for the period ended June 30, 1996 is primarily the result of the sale of Image which had negative net assets at the time of disposition.

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

Net cash provided by operations for 1996 was $ 64,033 as compared net cash used in operations of $446,802 in 1995. The net cash provided by operations in 1996 is the result of increased revenues, collection of a $100,000 note receivable and $50,000 from foreign royalties for its video's and the issuance of common stock for services which reduces the Company's capital requirements. In 1995, the Company had been successful in raising approximately $646,000 in equity financing which was used primarily to finance the net cash used by operations. In addition the Company has been able to issue common stock for services thereby reducing the need for cash.

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