Form 10QSB/A
period 1996-03-31
FIRST ENTERTAINMENT INC
filed 1997-05-01
CIK 803170

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

Class A Preferred Stock, $.001 par value      10,689 shares
Class B Preferred Stock, $.001 par value     231,976 shares
Class C Preferred Stock, $.001 par value     275,000 shares



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

PART II - OTHER INFORMATION

  Items 1 through 6

  SIGNATURE


FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                 March 31,      December 31,
                                   1996            1995
ASSETS
CURRENT ASSETS
  Cash and cash equivalents     $  79,923      $     71,488
  Trade accounts receivable,
  net of allowance                 83,413            89,203
  Accounts receivables other      160,538           145,778
  Note receivable, related party        0           100,000
  Inventories                   1,023,762            22,234
  Other current assets             16,579            18,911
                                ---------            ------
                                1,364,215           447,614
PROPERTY AND EQUIPMENT
  Master tape library           1,497,399         1,497,399
  Machinery, production and
  other equipment                 519,505           519,505
  Radio station land and
  building                        425,000                 0
  Furniture and equipment         167,646           168,449
  Leasehold improvement           170,213           170,213
  Film cost inventory             103,428           103,428
  Condominium                      57,626            57,626
  Transportation                   37,370            37,370
                                ---------          --------
                                2,978,187         2,553,990
Less accumulated depreciation   2,215,608         2,162,103
                               ----------         ---------
                                  762,579           391,887

OTHER ASSETS
  License and
   distribution rights,
    net of amorization          1,676,811           892,441

  Other noncurrent assets               0               956
                                ---------           --------
                                1,676,811           893,397

TOTAL ASSETS                   $3,803,605        $1,732,898
                               ==========        ==========

                                 March 31,      December 31,
                                  1996              1995
LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit):
CURRENT LIABILITIES
  Notes payable and current
  portion of long term debt   $ 1,043,950          $ 923,048
  Notes payable, related parties        0             13,167
  Accounts payable                 55,189             63,268
  Accrued interest                299,240            325,185
  Accrued liabilities              76,757            122,830
  Net liabilities of
  discontinued operations               0            297,565
                                ---------          ---------
  Total current liabilities     1,475,136          1,745,063

LONG TERM DEBT, NET OF
CURRENT PORTION                   836,042             54,281
                                  -------             ------

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value;
  authorized 5,000,000 shares;
  Class A preferred stock,
  10,689 shares issued                 10                10
  Class B preferred stock,
  231,976 shares issued               232               232
  Class C preferred stock,
   275,000 shares issued              275                 0
Common stock, $.008 par value;
  authorized 6,250,000 shares;
  3,790,044 and 2,361,544
  shares issued                    30,320            21,052
  Capital in excess of
  par value                    12,641,693        11,227,696
  Accumulated deficit         (10,436,525)      (10,567,547)
  Deferred compensation          (228,754)         (263,065)
  Treasury stock, at cost        (484,824)         (484,824)
                              -----------        ----------
                                1,522,427           (66,446)
                              -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS
  EQUITY (DEFICIT)             $3,803,605        $1,732,898
                              ===========        ==========

"See accompanying notes to consolidated financial statements."

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                For the three months  For the three months
                   ended March 31,       ended March 31,
                          1996                  1995
REVENUE:
  Live Entertainment      $ 330,225             $ 275,422
  Radio                     177,940               160,469
  Video                         583                 3,920
  Other                       6,136                15,199
                           ---------              --------
                            514,884               455,010

COSTS AND EXPENSES:
  Cost of sales
  live entertainment        263,364               254,204
  Cost of products sold
  radio                     143,982               118,617
  Cost of products sold
  video                         166                 4,244
  Depreciation and
  amortization               71,634                89,648
  Selling, general and
  administrative            273,999               371,634
                           --------              --------
                            753,145               838,347

OPERATING LOSS FROM
CONTINUING OPERATIONS      (238,261)             (383,337)

OTHER INCOME (EXPENSE)
  Interest expense          (28,114)              (40,769)
  Other                      22,059                   492

LOSS FROM CONTINUING
OPERATIONS                 (244,316)             (423,614)

DISCONTINUED OPERATIONS
  Loss from operations of
  discontinuance of Image   (28,570)              238,967
  Gain on disposal of Image 403,908                     0
                            -------               -------
NET INCOME (LOSS)         $ 131,022            $ (662,581)
                          =========            ===========

GAIN (LOSS) APPLICABLE TO COMMON STOCK
PER SHARE DATA:
  Net income (loss) per share
  continuing operations   $     (.09)          $    (.20)
  Net income (loss) per share,
  discontinued operations        .14           $    (.12)
                           ----------          ----------
  Net income (loss) per
  common share              $    .05           $    (.32)
                           =========           ==========
WEIGHTED-AVERAGE NUMBER OF
SHARES OUTSTANDING          2,660,794          2,084,958
                            ==========        ==========

  "See accompanying notes to consolidated financial statements."


FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                             For the         For the
                          three months     three months
                          ended March 31,  ended March 31,
                              1996               1995
CASH FLOWS FROM
OPERATING ACTIVITIES
  Net income (loss)           $  131,022      $  (662,581)
  Adjustments to
  reconcile net income
  (loss) to net cash
  from operations
     Depreciation and
     amortization                 71,634            91,362
     Common stock
     options issued                    0            94,841
     Common stock
     issued for services          71,446           117,250
     Gain on disposal of Image  (353,902)                0
     Gain on debt extinquishment (21,341)                0
  Changes in operating
  assets and liabilities
     (Increase)
     decrease in
       Receivables                 91,030            21,249
       Inventories                 1,528             (2,508)
       Other current
       assets                      2,332             (2,614)
       Other assets                  956           (183,621)
  Increase (decrease) in
       Accounts payable            (8,079)          (45,539)
       Accrued Liabilities        (11,998)              173
       Bank Overdraft                   0           (18,100)
                                   ------            ------
       Cash provided by
       discontinued
       operations                  72,168                 0
                                   ------            ------
NET CASH PROVIDED BY (USED)
IN OPERATING ACTIVITIES:           46,795          (360,694)
                                   ------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital
  expenditures net                       0          (15,669)
  Investments
  and other                            803           (8,210)
  Cash used in
  discontinuing operations               0                0
                                       ---           ------
NET CASH PROVIDED BY
(USED IN) INVESTING
ACTIVITIES                              803         (23,879)
                                        ---         --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments
  on debt                           (39,163)        (60,715)
  Proceeds from
  issuance of common
   stock                                  0         259,400
  Cash used in
  discontinuing
  operations                              0               0
                                    -------         -------
NET CASH PROVIDED BY
 (USED IN) FINANCING
 ACTIVITIES                         (39,163)        198,685
                                    --------        -------

NET INCREASE
(DECREASE) IN CASH                    8,435        (185,888)
CASH AND CASH
EQUIVALENTS, BEGINNING
OF PERIOD                            71,488         185,888
CASH AND CASH
EQUIVALENTS,
END OF PERIOD                     $  79,923        $      0
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

During 1996, a dispute arose between the Company and Balzac where Balzac
asserted a violation of the Purchase Agreement.   Balzac seized the inventory
valued at $1 million, which was collateral on the fixed obligation due under the Australian Licensing Agreement, to satisfy the $800,000 obligation under the Licensing Agreement. The Company asserted that Balzac had no right under the Purchase Agreement or License Agreement to seize the inventory and apply the proceeds to the note obligation under the License Agreement.

In April 1997, Balzac and the Company entered into an agreement whereby Balzac will buy back the Austrailian Licensing Agreement for $800,000 and will repay the Company $200,000 which was the difference between the value of the seized inventory and the obligation under the licensing agreement. The $1,000,000 will be repaid over forty months at 8% annum.

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

In February 1997, the Company and the Receiver agreed to the terms of a settlement. The proposed Settlement Agreement calls for the Company to relinquish all rights or claims to the Indian Motorcycle Trademark or the use of the Trademark and any licensing rights. In additon, all claims by the Receiver and the Company shall be released and the Company shall pay to the Receiver approximately $114,000. All rights acquired from scott Kajiya and Jamie Ruiz for the use of the Indian Motorcycle Trademark in Japan are also assigned to the Receiver.

The transaction described above relating to Blazac rights and Indian Licensing have been rescinded in the accompanying financial statements effective from the date the transactions were entered into as if the transactions did not occur.


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


                           First Entertainment Inc.



DATE:  April 30, 1997        A.B. Goldberg
                             A.B. Goldberg
                             President