Form 10QSB/A
period 1996-09-30
FIRST ENTERTAINMENT INC
filed 1997-05-02
CIK 803170

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
------------------------------------------------------------------

OTHER ASSETS
License and distribution rights,
   net of accumulated
    amortization of $504,831
     and $357,941                       1,645,552         892,441
Investments and other                     411,000             956
Noncurrent inventory                      950,000               0
------------------------------------------------------------------
	                                       3,006,552         893,397
------------------------------------------------------------------

TOTAL ASSETS                         $  4,057,431     $ 1,732,898
=================================================================

                                       September 30,    December 31,
                                           1996             1995
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES
Notes payable and current
   portion of long term debt             $ 863,040       $ 923,048
Notes payable, related parties                   0          13,167
Accounts payable                            54,092          63,268
Accrued interest                           336,276         325,185
Accrued liabilities                         67,764         122,830
Net liabilities of discontinued
 operations                                      0         297,565
------------------------------------------------------------------
Total current liabilities                1,321,172       1,745,063
------------------------------------------------------------------

LONG TERM DEBT, NET OF CURRENT PORTION   1,002,690          54,281
--------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value;
 authorized
   5,000,000 shares;
   Class A preferred stock, 10,689
 shares issued and outstanding                 10               10
   Class B preferred stock, no
     shares issued                              0              232
   Class C preferred stock, 125,000
    shares issued and outstanding             125                0
Common stock, $.008 par value;
 authorized 6,250,000 shares;
 5,024,288 shares issued
 at September 30, 1996                     40,144           21,052
Capital in excess of par value	        13,321,256       11,227,696
Accumulated deficit                   (10,983,010)     (10,567,547)
Deferred compensation                    (160,132)        (263,065)
Treasury stock, at cost
 (77,125 shares)                         (484,824)        (484,824)
------------------------------------------------------------------
                                        1,733,569          (66,446)
------------------------------------------------------------------

Total liabilities and stockholders
  equity                              $  4,057,431      $1,732,898
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
-----------------------------------------------------------------

COSTS AND EXPENSES:
 Cost of sales -
  live
   entertainment  270,606       215,956       796,983     653,120
 Cost of
  products sold
   - radio        127,868       132,145	       382,981     369,147
  Cost of
 products sold
  - video           3,075           163	        12,520     112,691
 Depreciation
  and
   amortization   105,825        75,545	       268,106     252,257
 Selling,
  general and
  administrative  221,312	      384,657        849,982   1,074,676
------------------------------------------------------------------
                  728,686       808,466	     2,310,572   2,461,891
------------------------------------------------------------------

OPERATING LOSS
 FROM CONTINUING
  OPERATIONS     (191,402)	    (355,333)      (737,878) (1,144,875)

OTHER INCOME
  (EXPENSE)
 Interest
  expense        (24,651)       (27,656)	      (77,654)    (38,239)
 Other            (2,752)         1,236	        22,764         656
------------------------------------------------------------------

LOSS FROM
  CONTINUING
  OPERATIONS    (218,805)	     (381,753)      (792,768) (1,182,458)

DISCONTINUED
  OPERATIONS
 Income (Loss)
  from
   operations
    of
 Discontinuance
  of Image                    	(148,761)       (28,570)	  (460,677)
 Gain on
  disposal of
   Image                                       405,875
-------------------------------------------------------------------
NET INCOME
 (Loss)       $ (218,805)    $ (530,514)  	 $ (415,463)$(1,643,135)
===================================================================

PER SHARE DATA:
 Net Income
  (loss) per
   share,
   continuing
   operations        (.06)          (.15)        (.21)       (.47)
 Net income
  (loss) per
   share,
  discontinued
   operations                       (.06)         .10        (.18)
 Net income
  (loss) per
   common share      (.06)          (.21)	       (.11)       (.65)

WEIGHTED-AVERAGE
 NUMBER OF
 SHARES
 OUTSTANDING   3,809,886       2,498,878	    3,809,886  2,498,878
================================================================


"See accompanying notes to consolidated financial statements"

[CAPTION]
FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                     For the nine months      For the nine months
                      ended September 30,      ended September 30,
                                1996                   1995
CASH FLOWS FROM OPERATING
  ACTIVITIES
Net income (loss)       $ (415,463)             $ (1,643,135)
Adjustments to
 reconcile net
  income (loss)
  to net cash
     from operations
  Minority interest                                 (78,950)
Depreciation and
 amortization             268,466                   292,264
  Common Stock
   issued for services    428,784                   561,610
  Gain on disposal
   of Image              (405,875)
  Changes in operating
   assets and
     liabilities
 (Increase) decrease in
   Receivables             72,885                   233,564
   Inventories               (346)                  144,179
   Other current assets      (625)                    1,792
   Other assets            (1,944)                        0
    Increase
     (decrease) in
      Accounts payable     (9,176)                 (146,867)
      Accrued
     Liabilities           16,025                   (81,466)
       Bank Overdraft                               (40,039)
     Net liabilities of
      discontinued
      operations                                    149,474
---------------------------------------------------------------

NET CASH PROVIDED BY
   (USED IN) OPERATING
    ACTIVITIES:           102,205                  (757,048)
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

During 1996, a dispute arose between the Company and Balzac where Balzac asserted a violation of the Purchase Agreement. Balzac seized the inventory valued at $1 million, which was collateral on the fixed obligation due under the Australian Licensing Agreement, to satisfy the $800,000 obligation under the Licensing Agreement. The Company asserted that Balzac had no right under the Purchase Agreement or License Agreement to seize the inventory and apply the proceeds against the note obligation under the Licensing Agreement.

In April 1997, Balzac and the Company entered into an agreement whereby Balzac will but back the Austrailian Licensing Agreement for $800,000, and will repay the Company $200,000 which was the difference between the value of the seized inventory and the obligation under the licensing agreement. The $1,000,000 will be repaid over forty months.

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

In February, 1997 the Company and the Receiver agreed to the terms of a settlement. The proposed Settlement Agreement calls for the Company relinquish all rights or claims to the Indian Motorcycle Trademark or the use of the Trademark and any licensing rights. In addition, all claims by the Receiver and the Company shall be released and the Company shall pay to the Receiver $114,000. All rights acquired from Scott Kajiya and Jamie Ruiz for the use of the Indian Motorcycle Trademark in Japan are also assigned to the Receiver.

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


                                   First Entertainment Inc.



DATE:  April 30, 1997         /s/A.B. Golberg
                                 A.B. Goldberg
                                 President