Form 10QSB
period 1997-03-31
FIRST ENTERTAINMENT INC
filed 1997-05-14
CIK 803170

SECURITIES AND EXCHANGE COMMISSION
                         Washington ,D.C.   20549
                                FORM 10-QSB


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  March 31, 1997        Commission File Number 0-15435

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

Indicate by check whether the Company (1) has filed       1)  Yes      X
 all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the         2)  Yes      X
preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                                               Number  of  Shares
    Class                                      Outstanding at May 1, 1997
    Common stock, $.008 par value               5,951,038 shares

   Class A Preferred Stock, $.001 par value       10,689 shares
   Class C Preferred Stock, $.001 par value      125,000 shares

                        FIRST ENTERTAINMENT, INC.
                     FORM 10-QSB QUARTERLY REPORT
                          TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
   ITEM 1. Consolidated Financial Statements

   Consolidated Balance Sheet as of March 31,1997
    (Unaudited) and December 31, 1996

   Consolidated Statements of Operations (Unaudited) for three months ended March 31, 1997 and 1996

   Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 1997 and 1996

   Notes to Consolidated Financial Statements (Unaudited)

ITEM 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations

PART II - OTHER INFORMATION

  Items 1 through 6

  SIGNATURE

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                            March 31,    December 31,
                                              1997         1996
ASSETS
CURRENT ASSETS
Cash and cash equivalents             $  109,748       $  62,856
Trade accounts receivable, net
  of allowance                            77,901         105,357
Accounts receivables other               255,366         218,010
Note receivable, affiliate                10,000          10,000
Inventories                               55,458          51,282
Other current assets                      16,304          18,176
----------------------------------------------------------------
                                         524,777         465,681
   ----------------------------------------------------------------
PROPERTY AND EQUIPMENT
 Master tape library and film costs       1,600,827       1,600,827
 Equipment and furniture                    794,296         770,566
 Building and leasehold improvement         528,257         528,257
 Land                                       125,000         125,000
------------------------------------------------------------------
                                       3,048,380       3,024,650
Less accumulated
  depreciation                         2,443,956       2,399,175
----------------------------------------------------------------
                                         604,424         625,475
-------------------------------------------------------------------

OTHER ASSETS
License, net of accumulated
  amortization                         1,614,292       1,629,921
Goodwill, net of amortization            498,246         511,712
Other noncurrent assets                        0               0
----------------------------------------------------------------
                                       2,112,538       2,141,633
----------------------------------------------------------------

TOTAL ASSETS                        $  3,241,739    $  3,232,789
===================================================================

[CAPTION]
"See accompanying notes to consolidated financial statements."

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(Unaudited)

                                      March 31,        December 31,
                                        1997                1996

LIABILITIES AND STOCKHOLDERS'
  EQUITY (Deficit):
CURRENT LIABILITIES
Accounts payable                  $  57,600         $ 115,711
Accrued interest                    333,326           324,805
Accrued liabilities                 165,405           166,927
Accrued Bonuses                           0           257,600
Notes payable and current
  portion of long term debt         849,970           861,392
-------------------------------------------------------------
Total current liabilities         1,405,301         1,726,425
-------------------------------------------------------------

LONG TERM DEBT, NET OF
 CURRENT PORTION                       202,128           199,484
----------------------------------------------------------------
MINORY INTEREST                        247,329           163,787
----------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par
 value; authorized  5,000,000
  shares;
 Class A preferred stock,
  10,689 shares issued                   10                10
 Class B preferred stock,
   no shares issued
 Class C preferred stock
  125,000 shares issued                 125               125
Common stock, $.008 par value;
  authorized 6,250,000 shares;
    5,912,438 and 5,292,238
     shares issued                   47,300            42,338
Capital in excess of
 par value                       14,005,171        13,460,958
Accumulated deficit             (12,167,617)      (11,829,707)
Deferred compensation               (13,183)          (45,807)
Treasury stock, at cost            (484,824)	         (484,824)
--------------------------------------------------------------
                                  1,386,982         1,143,093
-------------------------------------------------------------

TOTAL LIABILITIES
 AND STOCKHOLDERS EQUITY
   (DEFICIT)                   $  3,241,739      $  3,232,789

"See accompanying notes to consolidated financial statements."

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                             For the three months    For the three months
                             ended March 31,         ended March 31,
                                 1997                      1996
REVENUE:
 Live Entertainment           $  427,915            $   330,225
 Radio                           167,347                177,940
 Video                            37,402                    583
 Retail                            9,253                      0
 Other                            11,331                  6,136
---------------------------------------------------------------
                                 653,248                514,884
---------------------------------------------------------------

COSTS AND EXPENSES:
 Cost of sales -
  live entertainment             337,767                263,364
 Cost of products sold -
  radio                          119,345                143,982
 Cost of products sold -
   video                           1,537                    166
 Cost of sales- retail            35,174
 Depreciation and
  amortization                    73,877                 71,634
 Selling, general and
  administrative                 454,754                273,999
---------------------------------------------------------------
                               1,022,454                753,145
---------------------------------------------------------------
OPERATING LOSS FROM
  CONTINUING OPERATIONS         (369,206)              (238,261)

OTHER INCOME (EXPENSE)
 Interest expense                (24,807)               (28,114)
 Other                            40,291                 22,059
---------------------------------------------------------------

LOSS FROM CONTINUING
  OPERATIONS BEFORE
 MINORITY INTREST               (353,206)              (244,316)

MINOITY INTREST IN LOSS
   OF SUBSIDIARY                  15,811
-----------------------------------------------------------------
LOSS FROM CONTINUING
   OPERATIONS                   (337,910)              (244,316)

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS, Continued
(Unaudited)
DISCONTINUED OPERATIONS
 Loss from operations of
   discontinuance of Image                            (28,570)
 Gain on disposal of Image                            403,908
-------------------------------------------------------------
NET INCOME (LOSS)                   (337,910)      $  131,022
=============================================================

INCOME (LOSS) APPLICABLE
 TO COMMON STOCK
PER SHARE DATA:
 Net Income (loss) per share
  continuing operations                 (.06)      $     (.09)
 Net  Income (loss) per share,
  discontinued operations                                 .14
-------------------------------------------------------------
 Net Income (loss) per
 common share                           (.06)       $     .05
=============================================================
WEIGHTED-AVERAGE NUMBER OF
SHARES OUTSTANDING                 5,679,205     	   2,660,794
=============================================================
"See accompanying notes to consolidated financial statements."

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                               For the three months    For the three months
                               ended March 31,         ended March 31,
                                      1997                   1996
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net income (loss)                $  (337,910)          $  131,022
Adjustments to reconcile net
 income (loss) to net cash
    from operations
   Depreciation and
    amortization                      73,877               71,634
  Minority interest                  (15,811)                   0
  Common stock issued
   for services                      324,199               71,446
  Gain on disposal of Image                              (353,902)
  Gain on debt extinquishment                             (21,341)
  Changes in operating assets
    and liabilities
  (Increase) decrease in
   Receivables                        (9,900)              91,030
   Inventories                        (4,176)               1,528
   Other current assets                1,872                2,332
   Other assets                                               956
  Increase (decrease) in
   Accounts payable                  (58,101)              (8,079)
   Accrued Liabilities                 6,999              (11,998)
   Cash provided by
     discontinued operations                                  72,168
--------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:                   (12,671)	             (46,795)
----------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures - net           (23,730)                    0
Investments and other                                          803
  Cash used in discontinuing
   operations                                                      0
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                 (23,730)                   803
----------------------------------------------------------------------

CASH FLOWS FROM FINANCING
 ACTIVITIES
  Principal payments on debt            (8,778)               (39,163)
  Proceeds from issuance of
   common stock of subsidiary           98,351                      0
Cash used in discontinuing operations        0                      0
---------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                  89,573	                (39,163)
----------------------------------------------------------------------

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

NET INCREASE (DECREASE) IN CASH            46,892             8,435
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                      62,856	            71,488
-------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                         $ 109,748          $ 79,923
===================================================================
"See accompanying notes to consolidated financial statements."

                 FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)

1.  General:

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial information is Unaudited but includes all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the information set forth. The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements which are included in the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 1996.

     The results for the interim period are not necessarily indicative of results to be expected for the fiscal year of the Company ending
December 31, 1997. The Company believes that the three month report filed on Form 10-QSB is representative of its financial position and its results of operations and changes in cash flows for the periods ended March 31, 1997 and 1996.

2.   Stockholders Equity

Indian Licensing

Effective March 31, 996, the Company entered into a Purchase Agreement with certain individuals whereby the Company would acquire 55% of the issued and outstanding common stock of Indian Motorcycle Company Japan, a development stage company, and certain licensing rights in exchange for 300,000 shares of the Company's Class C Preferred Stock valued at $1.00 per share. In connection with a settlement agreement entered into with the Receiver for Indian Motorcycle Manufacturing, Inc. In February, 1997, the Company relinquished the rights acquired and the 300,000 shares of Class C Preferred stock were returned to the Company.

The transaction described above relating to Indian Licensing have been rescinded in the accompanying financial statements effective from the date the transaction were entered into as if the transactions did not occur.

Balzac, Inc.

In April 1996, the Company acquired certain assets of Balzac, Inc. (Balzac) a private company which manufactures and distributes toys, including a product line of toy balls. The assets and rights acquired consisted of: an exclusive license for Australia, inventory of Balzac toys and various other rights.

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

The Company asserted that Balzac had no right under the Purchase
Agreement or License Agreement to seize the inventory and apply the proceeds against the note payable under the Licensing Agreement.

In April 1997, Balzac and the Company entered into an agreement whereby Balzac will buy back the Australian Licensing Agreement for $800,000 and will repay the Company $200,000 which was the difference between the value of the seized inventory and the obligation under the licensing agreement. The $1,000,000 will be repaid over forty months at 8% annum.

During the quarter ending March 31, 1997, the Company issued 200,500 shares of common stock for consulting services valued at approximately $292,000. The common stock issued for consulting services was registered in an S-8 registration statement and were free trading upon issuance. In addition, the Company issued 420,000 shares of common stock for payment of accrued bonuses to certain key employees and consultants.

3.   Income Taxes

The tax effects of temporary differences and carryforward amounts that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1996 and 1995 are:

 Deferred tax assets:                         1996            1995
 Net operating loss carryforwards       $	 4,195,000      $ 3,325,000
 Property and Equipment                      42,000
 Stock Bonuses                               95,000
 Litigation Settlement                       43,000
 Discontinued operations                                     595,000
 Other                                       25,000           24,000
 Total gross deferred tax assets          4,400,000        3,944,000
 Less valuation allowance                (4,400,000)      (3,840,000)
 Deferred tax liabilities:
 Property and equipment                                     (104,000)
---------------------------------------------------------------------
Net deferred taxes                      $       -0-      $       -0-
=====================================================================

A valuation allowance has been established to reflect management's evaluation that it is more likely than not that all of the deferred tax assets will not be realized.

The valuation allowance increased $560,000 in 1996 and $1,158,000 in 1995.

As of December 31, 1996, net operating loss carryforwards were approximately $11.3 million. Utilization of certain portions of this amount is subject to limitations under the Internal Revenue Code.
Carryforward amounts expire at various dates though 2011.

4.     Letter of Intent

In January, 1997, a non-binding letter of intent was signed with Enternet Corporation, an international marketer of informercial products. Enternet has successfully combined international wholesaling as well as the franchising of its retail kiosk concept under the name TV to You. In addition, Ethernet operates the most prominent As Seen On TV internet shopping site under the name As
On TV, offering a complete array of informercial products. This potential acquisition fits in well with the development of The Best of As Seen on TV in retail locations in the United States, combined with Enternet International expertise and an internet web site. The Company would issue 300,000 shares of common stock of the Company and 100,000 shares of ASOTV for 60% of Enternet. Consummation of the acquisition is subject to a number of conditions including the negotiation of definitive agreements, completion of due diligence and approval by the Board of Directors of both companies. Due to the contingencies involved, the Company is unable to predict if or when the transaction will be consummated.

     ITEM 2.  MANAGEMENT DISCUSSION AND PLAN OF OPERATION.

     Results of Operation
     March, 1997 vs. March, 1996

For the quarter ended March 31, 1997 the Company incurred a loss from continuing operations of $337,910 as compared to a loss from continuing operations of $244,316 for the quarter ended March 31, 1996. The increase in the net loss for the quarter ended March 31, 1997 as compared to March 31, 1996 is the result of an increase in general and administrative expenses. The overall gain from discontinued operations of Image for the quarter ended March 31, 1996 is primarily the result of the sale of Image which had negative net assets at the time of disposition.

Overall, revenues increased by approximately $138,000, from $515,000 in 1996 as compared to $653,000 in 1997. Most of the increase is from an increase in live entertainment revenue of $98,000 and video sales of 37,000. Radio sales decreased by approximately $10,000. The increase in live entertainment revenues was due to increased attendance as a result of big name acts in the first quarter, some of whom performed on weeknights which boosted revenues. The first quarter of 1996 was exceptional strong for live entertainment as compared to historical results. The first quarter of 1997 has surpassed 1996 and is our most profitable quarter to date. Radio sales decreased due to weakening economy in Gillette and video sales increased $37,000 due to the sale of the U.S. marketing rights to the Company's exclusive distributor.

Retail is a new line of business which commenced December 1996 and represents the sales of informercial products in unmanned kiosks located in major retail outlets. As a start-up business the sales volume has not yet reached a break even point. The Company expects this new line of business to be profitable by the third or fourth quarter in 1997.

Cost of sales live entertainment increased as a result of an increase in revenues but the percent of cost of sales to sales decreased from 80% in 1996 to 79% in the first quarter of 1997. Overall attendance increased substantially but the labor cost remained the same which helped the overall gross profit.

Cost of goods sold radio, decreased approximately $ 24,000 comparing 1997 to 1996. The cost of sales radio as compared to Radio sales was 71% in 1997 and 81% in 1996. The Company is aggressively pursuing additional advertising revenues in 1997 and increasing is promotions to obtain a larger market share.

Depreciation and amortization only a slight change comparing 1997 to 1996 there has been no substantial increase in property and equipment.

General and administrative costs increased $181,000 in 1997 as compared to 1996. The major reason for the increase is due to the use of consultants, the addition of one staff and increased legal fees.

Interest expense decreased slightly in 1997 over 1996 as a result of a reduction of long term debt in 1996.

Liquidity and Capital Resources

As of March 31, 1996, the Company had a working capital deficit of approximately $880,500 , a decrease of $380,000 over the working capital deficit at December 31, 1996. The primary reason for the decrease is the issuance of common stock in settlement of accrued bonuses of $258,000 and proceeds from the issuance of common stock of a subsidiary of $98,000. Despite a loss of $338,000, net cash used by operating activities was only $13,000. The Company has been able to issue common stock for services thereby reducing the need for working capital.

The Company's ability to continue as a going concern will largely depend on its ability to generate working capital through debt or equity financing and profitable operations. Working capital deficiencies have hindered the Companies ability to fund certain business segments. Currently the Company has bank debt of $1.1 million which is currently due and due later in 1997. Working capital is needed to further develop. The likelihood of obtaining the necessary equity financing is uncertain at this time.

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

(B)     Reports on Form 8-K
          None



                                  SIGNATURES

Pursuant to the requirements of the Exchange Act , the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        First Entertainment Inc.

DATE:  May 09, 1997                    /S/____________________
                                       A.B. Goldberg
                                       President