Form 10KSB/A
period 1996-12-31
FIRST ENTERTAINMENT INC
filed 1997-06-27
CIK 803170

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                            Form 10-KSB/A
          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

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

  Item 11             Security Ownership of Certain
                      Beneficial Owners and Management

  Item 12             Certain Relationships and Related
                      Transactions

PART IV

  Item 13             Exhibits, Lists and Reports on Form 8K
                      A)   Exhibits
                      B)   Reports on Form 8-K

PART I

Item 1.  Description of Business

First Entertainment, Inc. (the "Company" or "FTET") was incorporated under the laws of Colorado on January 17, 1985. Currently, the Company is a multi-media entertainment conglomerate, holding controlling interests in five distinct segments, four active and one inactive. The four active segments, which are overviewed by the parent company, FTET, are known as "Video," "Radio," "Live Entertainment, "and "Retail". The inactive segment is known as "Film". In November 1995, the Company determined to discontinue the operations of its copyrighted properties segment, which it acquired in 1994. Initially, the Company's business consisted of the production of pre-recorded travel guides and special interest videos. In 1987, the Company entered the radio broadcasting business by acquiring Quality Communications, Inc., a Wyoming corporation pursuant to which the Company operates the radio segment of its business. In 1992, the Company acquired a controlling interest in First Films, Inc. ("FFI"), a publicly held Colorado corporation, under which its film and live entertainment operations are undertaken. In December 1996, the Company commenced operations of selling infomercial products in free standing unmanned kiosks in major retail malls including U.S. Military bases. This segment is known as the "retail" segment.

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

Retail

In December, 1996 the Company commenced operations of its retail segment.
The segment consists of selling the most common and most popular informercial products in free standing un-manned kiosks in retail outlets throughout the United States. The Company intends to expand operations to include manned kiosks in major retail malls. Each manned kiosks will be approximately 250 square feet and will have approximately 35 to 50 of the top selling informercial products. The Company opened its first four locations in December, 1996, in Pearl Harbor, Andrews Air Force Base and Bolling Air Force Base in Washington, D.C. and Leichmere's in Cambridge, Massachusetts. The Company intends to complete a private placement of up to $800,000 in 1997 to fund the planned expansion of manned kiosks in major retail malls throughout the United States. The Company operates the kiosks under the name "The Best of As Seen on TV" ("ASOTV").

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

Letters of Intent

  In January, 1997, a non-binding letter of intent was signed with Enternet Corporation, an international marketer of infomercial products. Enternet has successfully combined international wholesaling as well as the franchising of its retail kiosk concept under the name "TV to You". In addition, Enternet operates the most prominent "As Seen on TV" internet shopping site under the name "As On TV", offering a complete array of infomercial products. This potential acquisition fits in well with the development of "The Best of As Seen on TV" in retail locations in the United States, combined with Enternet International expertise and an internet web site. The Company would issue 300,000 shares of common stock of the Company and 100,000 shares of ASOTV for 60% of Enternet. Consummation of the acquisition is subject to a number of conditions including the negotiation of definitive agreements, completion of due diligence and approval by the Board of Directors of both companies. Due to the contingencies involved, the Company is unable to predict if or when the transaction will be consummated.

In March, 1997, a non-binding letter of intent was signed with ONLINE Casino's, Inc. ("ONLINE") regarding the potential acquisition of ONLINE, which consists of a fully licensed operating gaming casino in the Caribbean, along with an internet gaming license and internet gaming software that controls all aspects of the system. The purchase price of ONLINE is estimated to be $26 million consisting of debt and equity financing. Consummation of the acquisition is subject to a number of conditions including the negotiation of definitive agreements, completion of due diligence and approval by the Directors of both Companies. Due to the contingencies involved, the Company is unable to predict if or when the transaction will be consummated.

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

Live Entertainment

This division has three full-time employees and approximately 20 part time employees. Full-time employees are management staff and part-time employees are waitresses, bartenders, and door personnel.

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

In January, 1996 the Company, AB Goldberg, Harvey Rosenberg and several other related and unrelated third parties were named as defendants in a lawsuit filed by Sterling Consulting Corporation as Receiver for Indian Motorcycle Manufacturing, Inc.("IMMI") The Complaint alleges interference by defendants in the business of IMMI, conflicts of interest of AB Goldberg, breach of fiduciary duty, unjust enrichment, and bankruptcy fraud.

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

Statements of Cash Flows

Notes to Consolidated Financial Statements




Report of Independent Certified Public Accountants

Board of Directors and Stockholders
First Entertainment, Inc.
Denver, Colorado


We have audited the accompanying consolidated balance sheets of First Entertainment, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years than ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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


BDO Seidman, LLP

March 3, 1997, except for Note N which is dated April 11, 1997

Denver, Colorado

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 1996 and 1995
                                                1996            1995
ASSETS
CURRENT
Cash and cash equivalents                    $  62,856          $ 71,488
 Trade accounts receivable,
  net of allowance for doubtful accounts
  of  $7,483 and  $2,776                       105,357            89,203
 Accounts receivable, other                    218,010           145,778
 Notes receivable, affiliate                    10,000           100,000
 Inventories                                    51,282            22,234
 Other                                          18,176            18,911
------------------------------------------------------------------------
                                               465,681           447,614
------------------------------------------------------------------------

PROPERTY AND EQUIPMENT (Notes B and F)
Master tape library and film costs           1,600,827         1,600,827
 Equipment and furniture                       770,566           725,324
 Building and leasehold improvements           528,257           227,839
 Land                                          125,000
------------------------------------------------------------------------
                                             3,024,650         2,553,990

 Less accumulated depreciation
   and amortization                          2,399,175         2,162,103
------------------------------------------------------------------------
                                               625,475           391,887
----------------------------------------------------------------------
OTHER ASSETS
 License, net of accumulated amortization
  of $420,460 and $357,941, respectively     1,629,921           892,441
 Goodwill, net of accumulated amortization
  of $26,932 (Note C)                          511,712
  Other                                                              956
------------------------------------------------------------------------
                                               2,141,633         893,397
------------------------------------------------------------------------
TOTAL ASSETS                                 $ 3,232,789     $ 1,732,898
=======================================================================
"See accompanying report of independent certified public accountants and notes to consolidated financial statements."

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets, continued
December 31, 1996 and 1995
                                               1996           1995
LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
CURRENT LIABILITIES
 Accounts payable                              $ 115,701      $ 63,268
 Accrued liabilities                             166,927       122,830
 Accrued interest                                324,805       325,185
 Accrued bonuses                                 257,600
 Notes payable and current portion
  of long-term debt (Note F)                     861,392       923,048
 Notes payable, related parties                                 13,167
 Net liabilities of discontinued
   operations (Note D)                                         297,565
----------------------------------------------------------------------
                                               1,726,425     1,745,063
-----------------------------------------------------------------------
LONG-TERM DEBT, NET OF CURRENT
  PORTION (Note F)                               199,484       54,281
------------------------------------------------------------------------
MINORITY INTEREST (Note C)                       163,787
------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Note J)

STOCKHOLDERS' EQUITY(DEFICIT) (Note G)
 Preferred stock, $.001 par value;
 authorized 5,000,000 shares;
 Class A preferred stock, 10,689
 shares issued                                       10            10
 Class B preferred stock, 0 and
 231,976 shares issued                                            232
 Class C preferred stock, 125,000
 and 0 shares issued                                125
 Common stock, $.008 par value;
 authorized 6,250,000 shares;
 5,292,238 and 2,631,544
 shares issued                                    42,338        21,052
 Capital in excess of par value               13,460,958    11,227,696
 Accumulated deficit                         (11,829,706)  (10,567,547)
 Deferred compensation                           (45,807)     (263,065)
 Treasury stock, at cost, 77,125
 shares of common stock                         (484,824)     (484,824)
-----------------------------------------------------------------------
                                               1,143,093       (66,446)
------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                             $ 3,232,789  $  1,732,898
========================================================================
"See accompanying report of independent certified public accountants and notes to consolidated financial statements."

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 1996 and 1995

                                             1996           1995
REVENUE
 Live entertainment                          $ 1,255,735    $ 1,051,993
 Radio                                           713,322        678,685
 Video                                           105,618         31,177
 Retail                                           18,755
 Other                                            46,021         55,005
------------------------------------------------------------------------
                                               2,139,451      1,816,860
------------------------------------------------------------------------

COSTS AND EXPENSES
 Cost of sales, live entertainment             1,078,043        899,585
 Cost of products sold, radio                    512,299        502,438
 Cost of products sold, video                      9,483         19,913
 Cost of sales, retail                            17,540
Depreciation and amortization                    326,522        334,164
 Management and administrative fees,
  affiliate (Note I)                             408,000        201,000
 Selling, general and administrative           1,394,683      1,373,833
------------------------------------------------------------------------
                                               3,746,570      3,330,933
------------------------------------------------------------------------

OPERATING LOSS FROM CONTINUING OPERATIONS     (1,607,119)    (1,514,073)
------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
 Interest expense                              (102,791)      (196,698)
 Other, net                                      22,961         55,468
-----------------------------------------------------------------------
                                                (79,830)      (141,230)
------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS
BEFORE MINORITY INTEREST                     (1,686,949)    (1,655,303)

MINORITY INTEREST IN NET LOSS OF
  SUBSIDIARY                                     39,655
------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS              (1,647,294)    (1,655,303)

DISCONTINUED OPERATIONS (Note D)
 Loss from operations of discontinuance
 of Image                                      (28,570)      (593,674)
 Estimated Loss on disposal of Image,
  including provision of $60,000
  for operating losses during
  phaseout period                                          (1,609,208)
 Gain on sale of Image                        413,704
------------------------------------------------------------------------
NET LOSS                                 $ (1,262,160)    $(3,858,185)
========================================================================

NET LOSS PER COMMON SHARE, CONTINUING
OPERATIONS                              $       (.39)          $ (.70)
------------------------------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE,
DISCONTINUED OPERATIONS                 $        .09           $ (.93)
----------------------------------------------------------------------

NET LOSS PER COMMON                     $       (.30)         $ (1.63)
------------------------------------------------------------------------

WEIGHTED-AVERAGE NUMBER OF
SHARES OUTSTANDING                          4,168,661        2,363,231
------------------------------------------------------------------------

[CAPTION]

"See accompanying report of independent certified public accountants and notes to consolidated financial statements.

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 1996 and 1995


                      Class A            Class B            Class C
                    Preferred Stock   Preferred Stock  Preferred Stock
                    Shares  Amount    Shares     Amount   Shares Amount
BALANCES,
JANUARY 1, 1995     13,469  $13       231,976    $232

Common stock issued
 for:
 Cash, net of
 offering
 costs
 Consulting
  services
 Settlement of
 accounts
 Exercise of
  stock
 Conversion of
   Class A
 preferred         (2,780)  (3)
 Conversion of
 Notes Payable
 Common stock options,
 issued for services
Return of Common
 Stock Issued
 for Polton
 Acquisition
Retirement of
 Treasury Stock
Amortizaiton of
 deferred
 compensation
Net loss
 -----------------------------------------------------------------------
BALANCES,
DECEMBER 31,
1995               10,689  10        231,976    232

Preferred stock
 issued for:
 Acquisition of
 property                                                 275,000   275

Common stock
 issued for:
 Consulting services
 Exercise of
  stock options
 Conversion of
  Class B
  preferred                          (231,976)   (232)
 Conversion of
  Class C
  preferred                                             (150,000)  (150)
 Inventory and rights
Business combination
Common stock options,
 issued for
  services
Amortization of
 deferred
  compensation
Net loss
 -----------------------------------------------------------------------
BALANCES,
DECEMBER 31,
1996               10,689     $10          0      $ 0     125,000   $125

                       Common Stock         Capital In
                                            Excess     Accumulated
                     Shares    Amount
                                             of Par
                                             Value      Deficit
BALANCES,
JANUARY 1,1995       1,919,872   $15,359     $8,869,076 ($6,709,362)

Common stock issued
 for:
 Cash, net of
  offering
   costs                         125,000          1,000    133,400
 Consulting services    194,250    1,553        699,476
 Settlement of
  accounts payable       33,450      268        192,108
 Exercise of stock
  options                        362,500          2,900    952,514
 Conversion of
  Class A
   preferred                695        6             (3)
 Conversion of
  Notes Payable          70,777      566        258,275
 Common stock
   options,
    issued for
    services                                    440,250
Return of Common
  Stock Issued
  for Polton
   Acquisition
Retirement of
 Treasury Stock        (75,000)    (600)       (317,400)
Amortizaiton of
 deferred
  compensation
Net loss                                                (3,858,185)
BALANCES,
DECEMBER 31,
 1995                2,631,544   21,052     11,227,696 (10,567,547)

Preferred stock
 issued for:
 Acquisition of
  property                                     274,725

Common stock
 issued for:
Consulting
  services            532,700     4,262        529,579
 Exercise of
  stock options                  50,000            400      22,100
 Conversion of
  Class B
   preferred           57,994       464           (232)
Conversion of
  Class C
   preferred          150,000     1,200         (1,050)
 Inventory and
  rights            1,100,000     8,800        991,200
 Business
  combination         770,000     6,160        401,940
Common stock
  options,
  issued for
   services                                     15,000
Amortization
  of deferred
   compensation
Net loss                                                (1,262,160)

BALANCES,
DECEMBER 31,
  1996           5,292,238   $42,338      $13,460,958 ($11,829,707)

                  Deferred      Investment     Treasury
                Compensation     in Polton     Stock       Total
BALANCES,
JANUARY 1,1995  ($10,417)      ($318,000)     ($484,824)    $1,362,077

Common stock
 issued for:
 Cash, net of
  offering
   costs                                                         134,400
 Consulting
  services          (254,250)                                    446,779
 Settlement of
accounts payable                                                 192,376
 Exercise of stock
  options                                                        955,414
 Conversion of
  Class A
   preferred                                                          0
 Conversion of
  Notes Payable                                                 258,841
 Common stock
   options,
    issued for
    services        (191,000)                                   249,250
Return of Common
  Stock Issued
  for Polton
   Acquisition                    318,000          (318,000)          0
Retirement of
Treasury Stock                                      318,000           0
Amortizaiton of
 deferred
  compensation       192,602                                    192,602
Net loss                                                     (3,858,185)

BALANCES,
DECEMBER 31,
1995               (263,065)                      (484,824)     (66,446)

Preferred stock
 issued for:
 Acquisition of
  property                                                      275,000

Common stock
 issued for:
 Consulting
  services                                                      533,841
 Exercise of
  stock options                                                  22,500
 Conversion of
  Class B
   preferred
 Conversion of
  Class C
   preferred
 Inventory and
  rights                                                     1,000,000
 Business
  combination                                                  408,100
Common stock
  options,
  issued for
   services                                                    15,000
Amortization
  of deferred
   compensation   217,258                                     217,258
Net loss                                                   (1,262,160)

BALANCES,
DECEMBER 31,
  1996          ($45,807)                       ($484,824) $1,143,093



FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 1996 and 1995

                                           1996        1995
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES
         Net loss                      $ (1,262,160)   $ (3,858,185)
 Adjustments to reconcile net loss
  to net cash used in operations
  Depreciation and amortization             326,522         369,564
  Write-off of goodwill                                      13,452
  Amortization of Image inventory
  purchase valuation                                        160,000
  Loss on investments                                       125,000
  Debt settlements                          (21,342)       (176,717)
 (Gain) loss on disposal of Image          (413,704)      1,609,208
  Issuance of stock for services and common
   stock options, net                       766,098         888,632
  Minority interest in net loss of
  subsidiary                                (39,655)        (78,950)
  Changes in operating assets and
  liabilities:
    Receivables                             111,614         (32,333)
    Inventories                             (29,048)         18,399
    Other assets                               (221)          7,792
    Accounts payable                         52,433         (53,900)
    Accrued liabilities                     369,492         129,062
    Cash provided by (used in)
      discontinued operations               (19,048)        131,371
------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES      (159,019)       (747,605)
------------------------------------------------------------------------
"See accompanying report of independent certified public accountants and notes to consolidated financial statements."

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 1996 and 1995

                                                   1996          1995
INVESTING ACTIVITIES
 Capital expenditures                             (45,660)     (62,229)
 Advances to related                              (10,000)
 Repayment from related parties                   100,000
 Cash used in discontinued operations                           (4,029)
-----------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                               44,340      (66,258)
-----------------------------------------------------------------------

FINANCING ACTIVITIEs
Principal payments on debt                        (66,453)    (132,856)
 Proceeds from issuance of stock
  of subsidiary                                   150,000
 Proceeds from issuance of common stock            22,500    1,089,814
 Checks issued against future deposits                         (40,039)
 Cash used in discontinued operations                          (93,712)
-----------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES         106,047      823,207
------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                               (8,632)       9,344

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR                                  71,488       62,144

-----------------------------------------------------------------------

CASH AND CASH EQUIVALENTS,
END OF YEAR                                   $    62,856   $   71,488
========================================================================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
 Interest paid                                $    98,054    $   72,123
-----------------------------------------------------------------------

 Income taxes paid                            $         0    $        0
-----------------------------------------------------------------------

"See accompanying report of independent certified public accountants and notes to consolidated financial statements."

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued) For the Years Ended
December 31, 1996 and 1995

                                         1996              1995
SUPPLEMENTAL SCHEDULE OF
NONCASH INVESTING AND
FINANCING ACTIVITIES

 Notes payable and accrued interest
  converted into common stock                              $  258,840
---------------------------------------------------------------------
 Accounts payable and accrued expenses
  converted into common stock                              $  192,376
---------------------------------------------------------------------
 Issuance of common stock for
  inventory and other licensing rights  $ 1,000,000
---------------------------------------------------------------------
 Issuance of preferred stock
  for acquisitions                      $   275,000
-----------------------------------------------------------------------

 Treasury stock acquisition
 and retirements                                           $  318,000
-----------------------------------------------------------------------

 Mortgage notes assumed or provided in
  property acquisitions                  $  150,000        $   57,600
----------------------------------------------------------------------
 Common stock and options issued for
  services                                $ 548,841        $1,141,280
-----------------------------------------------------------------------
 Common stock issued for investment
  in subsidiary                           $ 408,100
-----------------------------------------------------------------------
 Liabilities assumed for investment
  in subsidiary                           $ 130,544
---------------------------------------------------------------------
 Conversion of liabilities assumed
  for investment in subsidiary
    to minority interest                  $ 100,000
-----------------------------------------------------------------------
 Rights acquired for note payable         $ 800,000
-----------------------------------------------------------------------
 Inventory seized in settlement for
  notes payable                           $ 800,000
----------------------------------------------------------------------
 Inventory seized resulting in
  accounts receivables, other             $ 200,000
------------------------------------------------------------------------
"See accompanying report of independent certified public accountants and notes to consolidated financial statements."

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

License, Goodwill and Intangibles   Broadcast licenses, goodwill and
intangibles, consisting of copyright rights, are amortized on a straight line basis over a period of 10 to 20 years.

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

Net Loss Per Share   Net loss per share is computed on the basis of the
weighted-average number of shares outstanding during the respective periods presented. The assumed conversion of stock options, warrants, debentures and convertible preferred stock would be antidilutive for all periods presented and are not included in the computation of weighted average shares.

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

Income Taxes The Company accounts for income taxes under Statement of Financial Accounting Standard No. 109 ("SFAS No. 109"). Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

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


Stock Option Plans The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for all stock option plans. Following the guidance of APB Opinion 25, compensation cost has been recognized for stock options issued to employees as the excess of the market price of the underlying common stock on the date of the grant over the exercise price of the Company's stock options on the date of the grant.

SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black Scholes option-pricing model.

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

In November 1996, a new entity was formed called "The Best Of As Seen on TV", Inc. ("ASOTV") for the purpose of acquiring all of the issued and outstanding common stock of Power Media and to provide original incorporators with ownership in ASOTV. The original incorporators of ASOTV were issued 464,000 shares of ASOTV for par value ($.001 per share), which included 220,800 shares issued to NMG, LLP, an entity owned by the wife of the president of the Company. ASOTV then issued 1,015,000 shares of common stock to the Company for their 18,000 shares of Power Media and issued 324,500 shares to an unrelated party for the remaining 7,000 shares of Power Media. In addition, ASOTV received a stock subscription from the previous owner of the 7,000 shares of Power Media to purchase approximately 325,000 shares of common stock of ASOTV for $150,000, of which $100,000 was received in 1996. As a result of the above transactions, ASOTV owned 100% of Power Media and the Company owned approximately 56 percent of ASOTV as of December 31, 1996.

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

Summarized balance sheet data for the discontinued operations as of December 31, 1995 is as follows:

                                                                1995
 ASSETS
 Accounts receivable                                           $ 100,000
Inventory                                                        350,000
 Other                                                            34,318
------------------------------------------------------------------------
Total current assets                                             484,318
 Property, plant and equipment, net                              188,721
------------------------------------------------------------------------
 Total                                                           673,039
------------------------------------------------------------------------
 LIABILITIES
 Current liabilities                                             970,604
-----------------------------------------------------------------------
 Total                                                           970,604
------------------------------------------------------------------------
Net liabilities of discontinued operations                    $(297,565)
------------------------------------------------------------------------


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

                                                    December 31,
                                                     1996
1995
 Notes payable, First National Bank
  Gillette (See Note E)                          $458,719      $479,364
 Note payable to the State of Wyoming(1)          300,000        300,000
 Mortgage note payable(2)                         149,561
 Mortgage note payable(3)                          54,390         54,808
 Note payable, creditor(4)                         19,224         18,475
 Various notes payable individuals and
companies(5)                                       78,982        124,682
 Discontinued Operations:
 Notes payable bank                                              500,324
 Capital lease obligations                                        38,397
-----------------------------------------------------------------------
                                                1,060,876      1,516,050
 Less current portion                             861,392        923,048
 Less amount included in net assets of
  discontinued operations                                        538,721
------------------------------------------------------------------------
Long-term debt                                  $ 199,484      $  54,281
------------------------------------------------------------------------

 Future maturities of debt as of December 31, 1996 are as follows:

  1997                   $   861,392
  1998                         4,901
  1999                         5,381
  2000                         5,906
  Thereafter                 183,296
  Total                  $ 1,060,876

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

The Class B shares have annual cumulative dividends of 6%, payable quarterly if and when declared, redeemable by the Company into common stock at a rate of $12.00 per shares, so long as the 30-day average bid price of the Company's common stock is at least $12 per share and is subordinated to Class A shares.

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

 The following is a summary of the number of shares under option:
                                             Weighted
                                             Average
                          Non-Qualifying  Exercise       Expiration
                          Stock Options   Price       Dates
Balance, January 1, 1995  241,250         $3.61       1995-1998
  Granted                 425,000           .74       1995-1996
  Exercised              (337,500)          .87
  Expired                (233,750)         2.39
--------------------------------------------------------------------
Balance, December 31, 1995 95,000          3.49       1996-1998
  Granted                  50,000           .75            1996
  Exercised               (50,000)          .75
 Expired
======================================================================
Balance,
 December 31, 1996         95,000         $3.49
========================================================================

The following table summarized information about stock options outstanding and exercisable as of December 31, 1996:

                                             Weighted
                                             Average            Weighted
      Range of           Number              Remaining           Average
  Exercise Prices        Outstanding &       Contractual
                                                                Exercise
  From       To          Exercisable         Life in Years      Price
$  .40      $  .40       35,625              0.8                $0.40
$ 4.00      $ 6.40       57,500              0.7                $5.18
$10.40      $10.40        1,875              1.8               $10.40
                         95,000

NOTE H   INCOME TAXES

The tax effects of temporary differences and carryforward amounts that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1996 and 1995 are:

  Deferred tax assets:                      1996              1995
   Net operating loss carryforwards         $ 4,195,000       $3,325,000
Property, equipment, other assets, net           42,000
   Stock bonus accrual                           95,000
   Litigation settlement                         43,000
Discontinued operations                                         595,000
   Other                                         25,000          24,000
----------------------------------------------------------------------
Total gross deferred tax assets               4,400,000       3,944,000
Less valuation allowance                     (4,400,000)     (3,840,000)
------------------------------------------------------------------------
   Subtotal                                                     104,000
   Deferred tax liability:
   Property and equipmeny                                      (104,000)
------------------------------------------------------------------------
  Net deferred taxes                        $       -0-          $   -0-
------------------------------------------------------------------------

A valuation allowance has been recorded equal to the net deferred tax asset, as management was not able to determine if it is more likely than not that the deferred tax assets will not be realized.

The valuation allowance increased $560,000 in 1996 and $1,158,000 in 1995.

The following summary reconciles the income taxes at the statutory rate of 34% in 1996 and 1995 with the actual taxes:

                                                   1996            1995
 Benefit computed at the statutory
   rate-continuing operations                  $ (  560,000)  $(563,000)
 Discontinued operations                                       (595,000)
 Valuation allowance                                560,000   1,158,000
------------------------------------------------------------------------
Provision for income taxes                     $          0   $       0

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

Commencing April 1995, the Company contracted out some administrative, management and accounting functions of the Company to a company owned by the former president and a Director of the Company. Monthly fees for such services were $15,000 for the period April 1 to July 31, 1995 and $20,000 thereafter. In addition, a one time start-up fee of $25,000 was also paid. Total fees for 1996 and 1995 were $240,000 and $201,000.
The affiliated company sub-leases office space from the Company on a monthto-month lease for $500 per month. In addition, the Company accrued a stock bonus of $168,000 due to the service company payable in common stock which was issued in February 1997.

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

NOTE K   LITIGATION

In January 1996, the Company, AB Goldberg, Harvey Rosenberg and several other related and unrelated parties were named as defendants in a lawsuit filed by Sterling Consulting Corporation as Receiver for Indian Motorcycle Manufacturing, Inc. ("IMMI"). The complaint alleges interference by defendants in the business of IMMI, conflicts of interest of AB Goldberg, breach of fiduciary duty, unjust enrichment, and bankruptcy fraud.

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

NOTE L   FOURTH QUARTER ADJUSTMENTS

During the fourth quarters of 1996 and 1995, the Company recorded the following year-end adjustments, which it believes are material to the results of that quarter:

                                              1996         1995
 Effect of Balzac dispute resolution
   (see Note N):
 Decrease in inventory                    $   1,000,000
     Decrease in notes payable                $ 800,000
     Increase in accounts receivable          $ 200,000

 Effect of Indian Motorcycle settlement
   (See Note K and M):
     Decrease in receivables                  $ 143,000
 Decrease in certain rights                   $ 300,000
 Increase in accrued settlement               $ 114,000
     Decrease in stockholders' equity         $ 300,000

 Decrease in amortization expense
   due to the above                       $    127,500
    Write-off of goodwill                                    $  144,793
 Write-down of assets of
   discontinuedoperations to net
  realizable value                                      $     1,609,208

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

NOTE N SUBSEQUENT EVENT

Balzac, Inc.

In April 1996, the Company acquired certain assets from Balzac, Inc., ("Balzac") a private company which manufactures and distributes toys, including a product line of toy balls. The assets and rights acquired consisted of: an exclusive license for Australia, inventory of Balzac toys and various other rights.

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


The Company does not pay members of its board of Directors any fees for attendance or similar remuneration, but reimburses them for any out-of pocket expenses incurred by them in connection with Company business.

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


Names and Addresses               Beneficial            Percent
  of Beneficial Owner             Ownership             of Class
Balzac, Inc.                       1,100,000             19%
1380 Lawrence Street, Suite 1400
Denver, CO  80204

A. B. Goldberg(1)                     29,213            .5%
1380 Lawrence Street, Suite 1400
Denver, CO  80204

Cindy Jones                           2,500             .1%
1380 Lawrence Street, Suite 1400
Denver, CO  80204

Nick Catalano                         5,000             .1%
189-32 44th Avenue
Flushing, NY  11358

Dr. Theodore Jacobs
1380 Lawrence Street, Suite 1400     69,739            1.2%
Denver, CO  80204

Burt Katz
1380 Lawrence Street, Suite 1400(2) 195,089            3.4%
Denver, CO  80204

Officers and Directors              301,541            5.2%
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

(C)     The following material contracts are filed herewith or
incorporated herein by reference thereto:
Document Title                    Reference     Commission Filing
 Stock Option Agreement           86-10(a)      Registration  Statement
  on Robert Beattie                             on Form S-18
                                               (33-9163-D)
Host Agreement -
Annette Funnicello                86-10(b)     Registration
                                               Statement
                                               on Form S-18
                                               (33-9163- D)

Host Agreement -
Jill St. John                     86-10(c)     Registration
                                               Statement
                                               on Form S-18
                                              (33-9163- D)

Host Agreement -
James Farentino                   86-10(d)    Registration
                                              Statement
                                              on Form S-18
                                              (33-9163- D)

Host Agreement -
Tony Randall                      86-10(e)    Registration
                                              Statement
                                              on Form S-18
                                              (33-9163- D)

Video Distribution Agreement -    86-10(f)     Registration
 Lightning Video (Vestron)                     Statement
                                               on Form S-18
                                               (33-9163- D)

 Trademark License Agreement -   86-10(g)      Registration Statement
  Rand McNally & Company                       on Form S-18
                                               (33-9163-D)

Stock Option Agreement -         86-10(h)     Registration Statement
  Peter TenEyck                               on Form S-18 (33-9163- D)

 November 4, 1987 amendment to   87-10(a)     Registration Statement
  Vestron Distribution Agreements             on Form S-18 (33-9163- D)

 January 29, 1988 amendment to   87-10(b)     Registration Statement
  Trademark License Agreement                 on Form S-18 (33-9163- D)

Selluloid Agreement dated
March 4, 1988                    87-10(d)     Registration Statement
                                              on Form S-18 (33-9163- D)

Children as Teachers of Peach    87-10(e)     Registration Statement
  Agreement dated June 6, 1988                on Form S-18 (33-9163-D)

Eastman's Outdoor World and
Western                          87-10(f)    Registration Statement
  American Films, Inc. dated March 17, 1988  on Form S-18 (33-9163- D)

Sturgis Exclusive Licensing
 and Use                         87-10(g)    Registration Statement
  Agreement dated July 1987                  on Form S-18 (33-9163- D)

 Best Film and Video Corporation 87-10(h)    Registration Statement
  Distribution Agreement dated December      on Form S-18 (33-9163-D)
    7, 1987

  Gillette, Wyoming Office
Lease Agreement                  87-10(I)   Registration Statement
                                            on Form S-18 (33-9163- D)

Document Title                       Reference      Commission
Filing

KGWY-FM Tower Lease                  87-10(j)  Registration Statement
                                               on Form S-18 (33-9163- D)

 December 15, 1988 Atlantis Video    89-10(a)  Form 10-K for the year
 License Agreement                             ended December 31, 1988

Iowa Radio Stations Asset Purchase   89-10(b)  Form 10-K for the year
 Agreement dated April 18, 1989                ended December 31, 1988

January 31, 1989 License Agreement with 89-10(c)Form 10-K for the year
 Adler Video Marketing, Ltd.                    ended December 31, 1988

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
 Agreement, dated January 11, 1990               ended December 31, 1989

Wyoming Radio Station Letter of Intent 89.10.6  Form 10-K for the year
 dated March 28, 1990                           ended December 31, 1989

Settlement Agreement with Miller &  89.10.7     Form 10-K for the year
 Weiss, P.C., dated March 30, 1990              ended December 31, 1989

Distributor Agreement with Adler Video  89.10.8 Form 10-K for the year
  Marketing, Ltd.                               ended December 31, 1989

Post-Production Services Agreement    93-10.1   Form 10-K for the
                                                ended December 31, 1993

Settlement Agreement with DCC and     93.10.2   Form 10-K for the year
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