Form 10QSB
period 1997-06-30
FIRST ENTERTAINMENT INC
filed 1997-08-14
CIK 803170

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549
                                  FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1997     Commission File Number 0-15435



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

                                                      Number of Shares
Class                                                 Outstanding at August 1,
                                                      1997
  Common stock, $.008 par value                       6,076,413 shares

  Class A Preferred Stock, $.001 par value               10,689 shares
  Class C Preferred Stock, $.001 par value              125,000 shares


                            FIRST ENTERTAINMENT, INC.
                          FORM 10-QSB QUARTERLY REPORT
                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
  ITEM 1. Consolidated Financial Statements

     Consolidated Balance Sheet as of June 30,1997
    (Unaudited) and December 31, 1996

     Consolidated Statements of Operations (Unaudited) for three months and six months ended June 30, 1997 and 1996

     Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 1997 and 1996


     Notes to Consolidated Financial Statements (Unaudited)


     ITEM 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations

PART II - OTHER INFORMATION

     Items 1 through 6

     SIGNATURE

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)



                                                  June 30,      December 31,
                                                     1997            1996
ASSETS
CURRENT ASSETS
Cash and cash equivalents                     $   36,598     $   62,856
Trade accounts receivable, net
  of allowance                                    88,204        105,357
Notes receivable                                 202,000        218,010
Note receivable, affiliate                        14,037         10,000
Inventories                                       54,912         51,282
Other current assets                              16,913         18,176
-----------------------------------------------------------------------
                                                 412,664        465,681
   ------------------------------------------------------------------------
PROPERTY AND EQUIPMENT
 Master tape library and film costs               1,600,827      1,600,827
 Equipment and furniture                            799,242        770,566
 Building and leasehold improvement                 528,257        528,257
 Land                                               125,000        125,000
--------------------------------------------------------------------------
                                               3,053,326      3,024,650
Less accumulated
  Depreciation                                   2,451,656      2,399,175
-------------------------------------------------------------------------
                                                   601,670        625,475
 --------------------------------------------------------------------------

OTHER ASSETS
License, net of accumulated
  Amortization                                      798,662     1,629,921
Goodwill, net of amortization                       484,780       511,712
Note receivable, noncurrent                         800,000             0
-------------------------------------------------------------------------
                                                  2,083,442     2,141,633
--------------------------------------------------------------------------
TOTAL ASSETS                                   $  3,097,776  $  3,232,789
===========================================================================

"See accompanying notes to consolidated financial statements."

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(Unaudited)

                                                      June 30,     December 31,
                                                         1997          1996

LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit):
CURRENT LIABILITIES
Accounts payable                                 $   84,961     $   115,711
Accrued interest                                    341,397         324,805
Accrued liabilities                                  64,390         166,927
Accrued Bonuses                                           0         257,600
Notes payable and current portion of
  long term debt                                    835,012         861,392
----------------------------------------------------------------------------
Total current liabilities                         1,325,761       1,726,425
---------------------------------------------------------------------------

LONG TERM DEBT, NET OF CURRENT PORTION                 200,938         199,484
------------------------------------------------------------------------------
MINORY INTEREST                                        239,478         163,787
------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value; authorized
5,000,000 shares;
Class A preferred stock, 10,689 shares issued            10             10
Class B preferred stock, no shares issued
Class C preferred stock 125,000 shares issued           125            125
Common stock, $.008 par value; authorized
 6,250,000 shares; 5,986,413 and 5,292,238
   shares issued                                     48,508         42,338
Capital in excess of par value                   14,132,951     13,460,958
Accumulated deficit                             (12,365,171)   (11,829,707)
Deferred compensation                                     0        (45,807)
Treasury stock, at cost                            (484,824)      (484,824)
---------------------------------------------------------------------------
                                                  1,331,599      1,143,093
---------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS
 EQUITY (DEFICIT)                              $  3,097,776   $  3,232,789
==========================================================================

"See accompanying notes to consolidated financial statements."

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                              For the three months ended   For the six  months ended
                               June 30,      June 30,    June 30,      June  30,
                                 1997         1996        1997         1996
REVENUE:
 Live Entertainment            346,503   $ 290,306      	774,718   	$ 620,531
 Radio                         207,070     155,107      374,416     333,047
 Video                          12,640      54,581       50,042      55,164
 Retail                          3,016           -       12,269           -
 Other                           8,041      20,532       62,208      26,668
---------------------------------------------------------------------------
                               577,269     520,526    1,273,354	   1,035,410
----------------------------------------------------------------------------

COSTS AND EXPENSES:
 Cost of sales
   live entertainment          333,474     262,376	      668,709     525,740
 Cost of sales  radio         147,816     111,131	      267,181     255,113
 Cost of products sold
  - video                       11,593       7,287       13,130       7,453
 Cost of goods sold
    retail                     12,642           -       47,834           -
 Depreciation and
  Amortization                  40,510      74,447      120,021     188,581
 Selling, general
  and administrative           214,235     376,100	      668,740	     650,099
---------------------------------------------------------------------------
                               760,270     873,841    1,785,615	   1,626,986
---------------------------------------------------------------------------

OPERATING LOSS FROM CONTINUING
 OPERATIONS                   (183,001)   (310,315)    (512,126)   (549,076)
OTHER INCOME (EXPENSE)
 Interest expense              (22,958)    (25,036)     (47,713)    (53,150)
 Other                             557         360          848      22,419
---------------------------------------------------------------------------
LOSS FROM CONTINUING
 OPERATIONS, BEFORE
  MINORITY INTEREST           (205,404)   (335,491)    (559,126)   (579,807)

MINORITY INTEREST
 IN NET LOSS                     7,851                   23,662
-----------------------------------------------------------------------------

LOSS FROM CONTINUING
 OPERATIONS                   (197,553)   (335,491)    (535,464)   	(579,807)

DISCONTINUED OPERATIONS
 Income (Loss) from
  operations of
   discontinuance of Image           0           0            0	     (28,570)
 Gain on disposal of Image           0           0            0      38,720
----------------------------------------------------------------------------
NET INCOME (LOSS)           $ (197,553)  $ (355,491)  $ (535,464)	 $ (226,657)

INCOME (LOSS) APPLICABLE
  TO COMMON STOCK

PER SHARE DATA:
 Net Income (loss) per
  share, continuing
   operations                     (.03)        (.09)        (.09)       (.18)
 Net Income (loss) per
  share, discontinued
   operations                                                            .11
 Net Income (loss)
  per common share                (.03)        (.09)        (.09)       (.07)

WEIGHTED-AVERAGE NUMBER OF
SHARES OUTSTANDING           5,794,585    3,895,877    5,794,585   3,244,210
============================================================================

	"See accompanying notes to consolidated financial statements"

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                     For the six months       For the six months
                                       ended June 30,          ended June 30,
                                            1997                   1996
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                     $  (535,464)          $ 131,022
 Adjustments to reconcile net
  income (loss) to net cash
   from operations
 Depreciation and
  Amortization                             120,021              71,634
 Minority interest                         (23,662)                  0
 Common stock issued
  for services                             466,370              71,446
 Gain on disposal of Image                                    (353,902)
 Gain on debt extinquishment                                   (21,341)

 Changes in operating assets and liabilities
  (Increase) decrease in
   Receivables                              29,096              91,030
   Inventories                              (3,630)              1,528
   Other current assets                     (1,263)              2,332
   Other assets                                                    956
    Increase (decrease) in
      Accounts payable                     (30,750)             (8,079)
      Accrued Liabilities                  (85,945)            (11,998)
      Cash provided by
       discontinued operations                                  72,168
----------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:                      (65,227)            (46,795)
----------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures  net                (28,676)                  0
 Investments and other                      (5,780)                803
 Cash used in discontinuing operations           0                   0
----------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                     (34,456)                803
----------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt                 (24,926)            (39,163)
Proceeds from issuance of common
  stock of subsidiary                       98,351                   0
Cash used in discontinuing operations	            0                   0
----------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                      73,425             (39,163)
----------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH            (26,258)              8,435
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                       62,856              71,488
----------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                          $  36,598           $  79,923
======================================================================

"See accompanying notes to consolidated financial statements."

[CAPTION]
FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General:

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial information is Unaudited but includes all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the information set forth. The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements, which are included in the Annual Report on Form 10-KSB of the Company for the fiscal year, ended December 31, 1996.

The results for the interim period are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1997. The Company believes that the three and six month report filed on Form 10-QSB is representative of its financial position and its results of operations and changes in cash flows for the periods ended June 30, 1997 and 1996.

2. Stockholders Equity

Indian Licensing

Effective March 31, 1996, the Company entered into a Purchase Agreement with certain individuals whereby the Company would acquire 55% of the issued and outstanding common stock of Indian Motorcycle Company Japan, a development stage company, and certain licensing rights in exchange for 300,000 shares of the Company's Class C Preferred Stock valued at $1.00 per share. In connection with a settlement agreement entered into with the Receiver for Indian Motorcycle Manufacturing, Inc. In February 1997, the Company relinquished the rights acquired and the 300,000 shares of Class C Preferred stock were returned to the Company.

The transaction described above relating to Indian Licensing have been rescinded in the accompanying financial statements effective from the date the transaction were entered into as if the transactions did not occur.

Balzac, Inc.

In April 1996, the Company acquired certain assets of Balzac, Inc. (Balzac) a private company, which manufactures and distributes toys, including a product line of toy balls. The assets and rights acquired consisted of an exclusive license for Australia, inventory of Balzac toys and various other rights.

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

During the quarter ended June 30, 1997, the Company issued 126,000 shares of common stock for consulting services valued at approximately $110,100. The common stock was registered in an S-8 registration statement and were free trading upon issuance. In addition, the Company issued 20,000 shares restricted common stock for payment of royalties valued at $13,000.

3. Income Taxes

The tax effects of temporary differences and carryforward amounts that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1996 and 1995 are:

Deferred tax assets:                    1996             1995
Net operating loss carryforwards      $ 	4,195,000     $ 3,325,000
Property and Equipment                     42,000
Stock Bonuses                              95,000
Litigation Settlement                      43,000
Discontinued operations                                   595,000
Other                                      25,000          24,000
-----------------------------------------------------------------
Total gross deferred tax assets         4,400,000       3,944,000
Less valuation allowance               (4,400,000)     (3,840,000)
Deferred tax liabilities:
  Property and equipment                                 (104,000)
-----------------------------------------------------------------

Net deferred taxes                  $         -0-      $      -0-
=================================================================

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

Letter of Intent

In January 1997, a non-binding letter of intent was signed with Ethernet Corporation, an international marketer of informercial marketer of informercial products. Enternet has successfully combined international wholesaling as well as the franchising of its retail kiosk concept under the name TV to You. In addition, Enternet operates the most prominent As Seen on TV internet shopping site under the name As On TV, offering a complete array of informercial products. This potential acquisition fits in well with the development of The Best of As Seen on TV in retail locations in the United States, combined with Enternet International expertise and an internet web site. The Company would issue 300,000 shares of common stock of the Company and 100,000 shares of ASOTV for 60% of Enternet. Consummation of the acquisition was subject to a number of conditions including the negotiation of definitive agreements, completion of due diligence and approval by the Board of Directors of both companies. The letter of intent was terminated July 1997.

Contingent Acquisition

On May 1, 1997, the Company entered into an Agreement and Plan of
Reorganization with Global Casinos, Inc. to acquire common stock of Global Internet, Inc. held by Global Casinos, Inc.

The Company will issue 30,000 shares of Class B Convertible Preferred Stock and 1,500,000 warrants to acquire 1,500,000 shares of common stock of Global Internet, Inc. and a Note Receivable of $375,000 held by Global Casinos, Inc. Each share of Class B Convertible Preferred Stock shall have a face value of $12.50 and may be converted into 10 shares of common stock of the Company. Each of the 1,500,000 warrants shall be exercisable at $1.25 per share.

Currently the Company does not have a sufficient number of shares of common stock authorized to allow the conversion of the Class B Convertible Preferred Stock nor the exercise of the warrants. The Company has agreed to call a shareholders meeting to increase the number of common shares at least sufficient to permit the conversion of Class B Convertible Preferred Stock and the exercise of the warrant. Since the acquisition of Global Internet, Inc. is Contingent upon the increase in the authorized shares of common stock of the Company, this Plan of Reorganization is accounted for as a contingent acquisition.

ITEM 2.  MANAGEMENT DISCUSSION AND PLAN OF OPERATION.

      Results of Operation
      June, 1997 vs. June, 1996

For the quarter ended June 30, 1997 the Company incurred a loss from continuing operations of $197,553 as compared to a loss from continuing operations of $335,491 for the quarter ended June 30, 1996. The decrease in the net loss for the quarter ended June 30, 1997 as compared to June 30, 1996 is the result of an increase in revenue and a decrease in general and administrative expenses.

For six months ended June 30, 1997, the Company incurred a loss from continuing operations of $535,464 as compared to a loss from continuing operations of $571,807 from six months ended June 30, 1996. The decrease in the loss from 1996 to 1997 is the result of an overall increase in revenues of $238,000 offset by increased costs and expenses of $200,000.

For the quarter ended June 30, 1997 revenues increased by approximately $57,000, from $520,000 in 1996 to $577,000 in 1997.
For six months ended June 30, 1997 revenues increased approximately $238,000 as compared to six months ended June 30, 1996. Most of the increase is from an increase in live entertainment revenue of $154,000 and radio sales of $41,000. The increase in live entertainment revenues was due to increased attendance as a result of big name acts in the first and second quarter, some of whom performed on weeknights which boosted revenues. The first two quarters of 1996 were exceptionally strong for live entertainment as compared to historical results for the same six month period. The first two quarters of 1997 have surpassed 1996 and are our most profitable quarters to date. Radio sales were a little weak in the first quarter of 1997 as compared to 1996, but have rebounded strongly in the second quarter to where 1997 sales exceed 1996 sales by $40,000.

Retail is a new line of business, which commenced December 1996 and represents the sales of informercial products in manned and unmanned kiosks located in major retail outlets. As a start-up business the sales volume has not yet reached a break even point. The Company has signed leases for five spaces in retail malls in Colorado, which will open in the third quarter of 1997. The Company expects this new line of business to be profitable by the end of the fourth quarter in 1997.

Cost of sales live entertainment increased as a result of an increase in revenues but the percent of cost of sales to sales increased from 80% in 1996 to 86% in 1997. Overall attendance increased substantially, entertainer cost have increased, but labor cost remained the same thereby reducing the overall gross profit.

Cost of goods sold radio, increased approximately $ 12,000 comparing 1997 to 1996. The cost of sales radio as compared to Radio sales was 71% in 1997 and 77% in 1996. The Company is aggressively pursuing additional advertising revenues in 1997 and increasing is promotions to obtain a larger market share.

Depreciation and amortization decreased 26,000 comparing 1997 to 1996 primarily due to the return of Balzac licensing rights which were amortized through March 31, 1997.

General and administrative costs increased $18,000 in 1997 as compared to 1996. The major reason for the increase is due to the use of consultants, the addition of one staff and increased legal fees.

Interest expense decreased slightly in 1997 over 1996 as a result of the continued reduction of long term debt in 1996.

Liquidity and Capital Resources

As of June 30, 1997, the Company had a working capital deficit of approximately $913,000 , a decrease of $348,000 over the working capital deficit at December 31, 1996. The primary reason for the decrease is the issuance of common stock in settlement of accrued bonuses of $258,000 and proceeds from the issuance of common stock of a subsidiary of $98,000. Despite a loss of $535,000, net cash used by operating activities was only $65,000. The Company has been able to issue common stock for services thereby reducing the need for working capital.

The Company's ability to continue as a going concern will largely depend on its ability to generate working capital through debt or equity financing and profitable operations. Working capital deficiencies have hindered the Companies ability to fund certain business segments. Currently the Company has bank debt of $1.1 million, which is currently due, and due later in 1997. Working capital is needed to further develop the retail line of business. The likelihood of obtaining the necessary equity financing is uncertain at this time.



        PART II -  OTHER INFORMATION
---------------------------------------------
Item 1:     Legal Proceedings

 In March 1997, The Company commenced legal proceedings against Image Marketing Group, Inc and Harvey Rosenberg, Burt Katz, Burton Katz and Michael Katz, individually for collection of approximately $700,000 in advances to Image Marketing.

In July 1997, a settlement was reached with Image Marketing Group, Harvey Rosenberg, Burt Katz and Michael Katz whereby 144,410 shares of the Company's common stock held by the defendants were returned to the Company. The shares were cancelled and returned to the treasury.

In March 1997, the Company commenced legal proceedings against HK Retail Concepts for breech of contract. The claims are unspecified damages at this time.

Item 2:     Changes in Securities
            None

Item 3:     Defaults upon Senior Securities
            None

Item 4:     Submission of Matters to a Vote of Security Holders
            None

Item 5:     Other Information
            None

Item 6:   Exhibits and Reports on Form 8-K

       (A) Exhibits
           None

(B)           Reports on Form 8-K
           None

SIGNATURES



Pursuant to the requirements of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  First Entertainment Inc.



DATE:  August 13, 1997             /s/ A.B. Goldberg
                                   A.B. Goldberg
                                   President