Form 10QSB/A
period 1997-03-31
FIRST ENTERTAINMENT INC
filed 1997-08-21
CIK 803170

SECURITIES AND EXCHANGE COMMISSION
                         Washington ,D.C.   20549
                                FORM 10-QSB/A


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

Retail is a new line of business which commenced December 1996 and represents the sales of infomercial products in unmanned kiosks located in major retail outlets. As a start-up business the sales volume has not yet reached a break even point. The Company expects this new line of business to be profitable by the third or fourth quarter in 1997.

Other income at March 31, 1997 represents a tax refund of $7,000 and T-shirt, coupon books and cigarette sales of $4,000. At March 31, 1996 other income consisted only of T-shirt, coupon books and cigarette sales.

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


                                        First Entertainment Inc.

DATE:  August 20, 1997                    /S/____________________
                                       A.B. Goldberg
                                       President