Form 10QSB/A
period 1997-06-30
FIRST ENTERTAINMENT INC
filed 1997-08-21
CIK 803170

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549
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

Other income for the six months ended June 30, 1997 consists of a state income tax refund of $7,200, T-shirt, coupon books and cigarette sales of $8,500 and $40,000 represents payment by a third party to buy out lease for office space.

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

New Accounting Standards

In 1997, the Financial Accounting Standards Board issued Statement No. 128 Earnings Per Share which establishes standards for computing and presenting earnings per share and applies to entities with publicly held stock or potential common stock. In addition, the Financial Accounting Standards Board issued State No. 129 Disclosure of Information About Capital Structure.

The Company will adopt the provisions of these new standards effective December 31, 1997 and all prior period earnings per shares data shall be restated. The effect of adoption will not be material to the financial condition, results of operation or cash flow.

        PART II - OTHER INFORMATION
---------------------------------------------
Item 1:     Legal Proceedings

 In March 1997, The Company commenced legal proceedings against Image Marketing Group, Inc and Harvey Rosenberg, Burt Katz, Burton Katz and Michael Katz, individually for collection of approximately $700,000 in advances to Image Marketing. The suit was filed in Denver District County Court.

In July 1997, a settlement was reached with Image Marketing Group,
Harvey Rosenberg, Burt Katz and Michael Katz whereby 144,410 shares of the Company's common stock held by the defendants were returned to the Company. The shares were cancelled and returned to the treasury. In addition, Burt Katz resigned as a director of the Company.

In March 1997, the Company commenced legal proceedings against HK Retail Concepts for breech of contract. The claims are unspecified damages at this time. The suit was filed in Denver District County Court.


In May, 1997 First Entertainment, Inc. was named as a defendant in a lawsuit filed in Superior Court of California, Court of San Diego. The plaintiff alleges securities fraud and is seeking the return of their $75,000 investment, interest at 10% from the date of their investment through the date of repayment and legal fees. The Company believes the suit is without merit. While this action involves matters for which the ultimate liability, if any, has not been determined, management does not expect the outcome to have a material adverse on the financial position of the Company.


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


                                  First Entertainment Inc.



DATE:  August 20, 1997             /s/ A.B. Goldberg
                                   A.B. Goldberg
                                   President