Form 10KSB/A
period 1996-12-31
FIRST ENTERTAINMENT INC
filed 1997-08-26
CIK 803170

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                            Form 10-KSB/A Amendment No. 2
          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

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

Live Entertainment

The Company has found that its highest-revenue months are from July 15 to October 15 of each year. From approximately May 15 to July 15 of each year, business is typically down 30 percent below average, primarily because customers prefer outdoor activities at that time of year. During the holiday season, management has found a slight increase due to once-a year customers, on vacation or hosting visiting friends or relatives.

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

In February 1997, the Company agreed to terms of a Settlement Agreement with the Receiver whereby the Company would relinquish all rights to the Indian Motorcycle Trademark and pay the Receiver approximately $114,000. (see Item 1, Other Business Developments)

In March 1997, the Company commenced legal proceedings against Image Marketing Group, Inc. and Harvey Rosenberg, Burt Katz, a director of the Company and Michael Katz, individually, for collection of approximately $700,000 in advances to Image Marketing. Image Marketing Group, Inc. was purchased by the Company from Burt Katz, Michael Katz, and Harvey Rosenberg in September 1994. From September 1994 to November 195 the Company advanced Image approximately $700,000. In November 1995 the Company determined to discontinue the operations of Image due to substantial losses and demanded repayment of the advances to Image. Image was unable to repay the advances, therefore the Company commenced legal proceedings against Image and its former shareholders. The suit was filed in Denver District County Court in April, 1997.

In addition, the Company has commenced legal proceedings against HK
Retail Concepts for breech of contract. The claims are for unspecified damages at this time. The suit was filed in Denver District County Court in April, 1997.


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

Other revenue decreased slightly from $55,000 in 1995 to $46,000 in 1996. Other revenues consists primarily of T-shirt, coupon books, cigarette sales and booking agent fees. In 1996, booking agent fees and coupon sales were $4,000 lower than in 1995. In addition, in 1995 o help promote live entertainment revenues the Company sold discounted tickets totaling $11,500. In 1996, this marketing effort was not repeated due to increased attendance.

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

Selling, general and administrative expenses (SG&A) increased from $1.37 million in 1995 to $1.39 million in 1996, an increase of approximately $20,000. The Company made a concerted effort to reduce SG&A during 1996 which resulted in significant savings. However, there were certain transaction which had an adverse effect on SG&A for 1996. Included in SG&A in 1996 is the accrual for stock bonus awards issued in 1997 for 1996 services of approximately $89,600. In addition, the Company incurred substantial legal fees in 1996 in connection with the Indian Motorcycle litigation and settlement negotiations. The settlement resulted in the Company recording settlement costs of $114,200 during 1996. Legal fees were approximately $69,000 in 1995 compared to $195,000 during 1996. Compensation and consulting fees were approximately $568,000 for 1995 compared to $467,000 for 1996. The reduction in compensation and consulting fees of approximately $100,000 from 1995 to 1996 is due mostly to the Company's cost cutting efforts.

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

The Company has been successful in 1996 and in 1995 in financing operations through issuance of common stock in settlement of accounts payable and in exchange for services. This form of payment has reduced the cash requirements of the Company. In 1995, the Company issued 194,250 shares of common stock for services valued at $701,000; which represents $3,61 per sahre after relating the shares issued for a 4 to 1 reverse stock split effective April 9, 1996. The pre-reverse split per share price is $.90. In 1996, the Company issued 532,700 shares of common stock for services valued at $534,000 or $1.00 per share. In addition, the Company issued 33,450 shares of common stock in 1995 in settlement of accounts payable of $192,000. No shares were issued in 1996 is settlement of accounts payable. Of the total costs and espences of $3.7 million in 1996 and #3.3 million in 1995, $534,000 was paid by stock in 1996 $701,000 was paid by stock in 1995. Stock issued for services as a percentage of reveunes was 20% in 1996 and 27% in 1995.

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


BDO Seidman, LLP

March 3, 1997, except for Note N which is dated April 11, 1997

Denver, Colorado

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 1996 and 1995
                                                1996            1995
ASSETS
CURRENT
Cash and cash equivalents                    $  62,856          $ 71,488
 Trade accounts receivable,
  net of allowance for doubtful accounts
  of  $7,483 and  $2,776                       105,357            89,203
 Accounts receivable, other (Note N)           218,010           145,778
 Notes receivable, affiliate                    10,000           100,000
 Inventories                                    51,282            22,234
 Other                                          18,176            18,911
------------------------------------------------------------------------
                                               465,681           447,614
------------------------------------------------------------------------

PROPERTY AND EQUIPMENT (Notes B and F)
Master tape library and film costs           1,600,827         1,600,827
 Equipment and furniture                       770,566           725,324
 Building and leasehold improvements           528,257           227,839
 Land                                          125,000
------------------------------------------------------------------------
                                             3,024,650         2,553,990

 Less accumulated depreciation
   and amortization                          2,399,175         2,162,103
------------------------------------------------------------------------
                                               625,475           391,887
----------------------------------------------------------------------
OTHER ASSETS
 License, net of accumulated amortization
  of $420,460 and $357,941, respectively      829,921           892,441
 License held for sale (Note N)               800,000                 -
 Goodwill, net of accumulated amortization

  of $26,932 (Note C)                         511,712

  Other                                                             956
------------------------------------------------------------------------
                                            2,141,633           893,397
------------------------------------------------------------------------
TOTAL ASSETS                              $ 3,232,789       $ 1,732,898
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

Management's plans with regard to the Company's ability to continue as a going concern include continued raising of equity financing in the U.S. and/or international markets, restructuring of its debt obligations, evaluating mergers or acquisitions to improve market share or operational synergies and improving efficiency of operations. The Company does not have sufficient revenues to generate income from operations, therefore it is necessary for the Company to increase revenues either by expansion or by acquisition. In addition, the Company has been able to issue stock for services, thereby reducing the need for cash for operating expenses. If the Company would be unable to issue stock for services, because there would be no liquidity for the stock, this would have a severe adverse impact upon the Company and its ability to operate. The value of services paid for by issuance of stock was approximately $889,000 in 1995 and $766,000 in 1996. Net cash used in operations was $160,000 in 1996 and unless operations become more profitable the Company most likely would have net cash used in operations of $160,000 or more in 1997.

The Company believes that current cash, plus $100,000 raised in the first quarter of 1997, are sufficient to support operations for the next twelve months.

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

Polton

On May 10, 1994, the Company acquired approximately 80% of the issued and outstanding common stock of the Polton Corporation ("Polton") by issuing 75,000 shares of the Company's restricted common stock valued at $318,000. In addition, the Company advanced Polton $200,000 for working capital. Polton was primarily engaged in the manufacturing and distribution of compact discs and cassettes for Warner Music labels.

Shortly after the consummation of the Polton acquisition a dispute arose between the Company and Polton regarding the Company acquisition of 80% of Polton and Polton refused to provide financial information to the Company necessary to report the consolidated results of operations since the date of acquisition. Because of the dispute between the parties regarding the acqusition The Company did not have the ability to exercise significant influence over operating and financial policies, Polton was accounted for using the cost method.

In November, 1995, the Company reached an agreement with Mr. Gary Firth, president of Polton, and Polton whereby Mr. Firth will return the 75,000 shares of the Company's common stock and repay $100,000 of the $200,000 advanced as working capital and the remaining of $100,000 was written off and has been reflected in the accompanying consolidated statement of operations in selling, general and administrative expenses during 1995.

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

                                                    December 31,
                                                     1996
1995
 Notes payable, First National Bank
  Gillette (See Note E)                          $ 458,719      $479,364
 Note payable to the State of Wyoming(1)          300,000        300,000
 Mortgage note payable(2)                         149,561
 Mortgage note payable(3)                          54,390         54,808
 Note payable, creditor(4)                         19,224         18,475
 Various notes payable individuals and
companies(5)                                       78,982        124,682
 Discontinued Operations:
 Notes payable bank                                              500,324
 Capital lease obligations                                        38,397
-----------------------------------------------------------------------
                                                1,060,876      1,516,050
 Less current portion                             861,392        923,048
 Less amount included in net assets of
  discontinued operations                                        538,721
------------------------------------------------------------------------
Long-term debt                                  $ 199,484      $  54,281
------------------------------------------------------------------------

 Future maturities of debt as of December 31, 1996 are as follows:

  1997                   $   861,392
  1998                         4,901
  1999                         5,381
  2000                         5,906
  Thereafter                 183,296
  Total                  $ 1,060,876

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

The Class B shares have annual cumulative dividends of 6%, payable quarterly if and when declared, redeemable by the Company into common stock at a rate of $12.0per shares, so long as the 30-day average bid price of the Company's common stock is at least $12 per share and is subordinated to Class A shares.

The Class C shares have no dividends and are convertible into common stock four shares of preferred to one share of common at a conversion price of Class C preferred stock equal to the average previous thirty day bid price of the Common Stock on the date of conversion. The rights of the Class C shall be subordinate to Class A and Class B shares.

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

Commencing April 1995, the Company contracted out some administrative, management and accounting functions of the Company to a company wholly owned by the former president and a Director of the Company. Monthly fees for such services were $15,000 for the period April 1 to July 31, 1995 and $20,000 thereafter. In addition, a one time start-up fee of $25,000 was also paid. Total fees for 1996 and 1995 were $240,000 and $201,000. The affiliated company sub-leases office space from the Company on a month-to-month lease for $500 per month. In addition, the Company accrued a stock bonus of $168,000 due to the service company payable in common stock which was issued in February 1997. The stock bonus award was based on recognition of prior services provided to the Company including prior years when the former president and director worked for no salary.

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

In April 1997, Balzac and the Company entered into an agreement whereby
Balzac will buy back the Australian Licensing Agreement for $800,000 and will repay the Company $200,000 which was the difference between the value of the seized inventory and the obligation under the licensing agreement. The $200,000 is classified as an account receivable, other in the accompanying consolidated balance sheet The $1,000,000 will be paid over forty months at 8% per annum.

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

                   Other Segments (1)        Eliminations      Consolidated
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

(1) Other Segments represents the operations of the parent company which is primarily responsible for incurring general and administrative expenses.
Identifiable assets are essentially investments in subsidiaries which are eliminated in consolidation.

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

                                                 Tenure as Officer
Name                  Age   Position            or Director

A. B. Goldberg        49    Director            April 1993 to present
                            President and       Commencing February 1995
                            Chief Executive Officer

Dr. Theodore Jacobs   56    Director            November 1996 to
                                                present

Dr. Nick Catalano     56    Director           March 1992 to present

Burt Katz             72    Director           December  1994 to
                                               June 1997

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

(E) A list of all subsidiaries of the Company was filed as Exhibit 89-
22(a) to the Company's Form 10-K for the year ended December 31, 1988 and is incorporated herein by reference thereto.

  (b) Reports on Form 8-K
      None
                                    SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FIRST ENTERTAINMENT, INC.


Dated: August 22, 1997               By        ________________
                                   A. B. Goldberg, President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Dated: August 22, 1997          ______________
                                A. B. Goldberg
                               President and Principal Executive Officer


Dated:  August 22, 1997          ________________
                                 Cynthia M. Jones
                          Secretary and Treasurer
                            Principal Accounting Officer

Dated:  August 22, 1997    _____________________
                           Dr. Nicholas Catalano
                                 Director


Dated:  August 22, 1997     ___________________
                            Dr. Theodore Jacobs
                                 Director