Form 10QSB/A
period 1997-06-30
FIRST ENTERTAINMENT INC
filed 1997-08-28
CIK 803170

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549
                                  FORM 10-QSB/A2


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

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                              For the three months ended   For the six  months
ended
                               June 30,      June 30,    June 30,      June  30,
                                 1997         1996        1997         1996
REVENUE:
 Live Entertainment            346,503   $ 290,306      774,718   $ 620,531
 Radio                         207,070     155,107      374,416     333,047
 Video                          12,640      54,581       50,042      55,164
 Retail                          3,016           -       12,269           -
 Other                           8,041      20,532       62,208      26,668
---------------------------------------------------------------------------
                               577,269     520,526    1,273,354   1,035,410
----------------------------------------------------------------------------

COSTS AND EXPENSES:
 Cost of sales
   live entertainment          333,474     262,376      668,709     525,740
 Cost of sales  radio         147,816     111,131      267,181     255,113
 Cost of products sold
  - video                       11,593       7,287       13,130       7,453
 Cost of goods sold
    retail                     12,642           -       47,834           -
 Depreciation and
  Amortization                  40,510      74,447      120,021     146,081
 Selling, general
  and administrative           214,235     376,100      668,740     650,099
---------------------------------------------------------------------------
                               760,270     831,341    1,785,615   1,584,486
---------------------------------------------------------------------------

OPERATING LOSS FROM CONTINUING
 OPERATIONS                   (183,001)   (310,815)    (512,126)   (549,076)
OTHER INCOME (EXPENSE)
 Interest expense              (22,958)    (25,036)     (47,713)    (53,150)
 Other                             557         360          848      22,419
---------------------------------------------------------------------------
LOSS FROM CONTINUING
 OPERATIONS, BEFORE
  MINORITY INTEREST           (205,404)   (335,491)    (559,126)   (579,807)

MINORITY INTEREST
 IN NET LOSS                     7,851                   23,662
-----------------------------------------------------------------------------

LOSS FROM CONTINUING
 OPERATIONS                   (197,553)   (335,491)    (535,464)   (579,807)

DISCONTINUED OPERATIONS
 Income (Loss) from
  operations of
   discontinuance of Image           0           0            0     (28,570)
 Gain on disposal of Image           0           0            0     381,720
----------------------------------------------------------------------------
NET INCOME (LOSS)           $ (197,553)  $ (355,491)  $ (535,464) $ (226,657)

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

Other income for the six months ended June 30, 1997 consists of a state income tax refund of $7,200, T-shirt, coupon books and cigarette sales of $8,500 and $40,000 represents payment by a third party to buy out our lease for office space.

Cost of sales live entertainment increased as a result of an increase in revenues but the percent of cost of sales to sales increased from 80% in 1996 to86% in 1997. Overall attendance increased substantially, entertainer cost have increased, but labor cost remained the same thereby reducing the overall gross profit.

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

In July 1997, a settlement was reached with Image Marketing Group,
Harvey Rosenberg, Burt Katz and Michael Katz whereby 144,410 shares of the Companys common stock held by the defendants were returned to the Company. The shares were cancelled and returned to the treasury. In addition, Burt Katz resigned as a director of the Company.

In March 1997, the Company commenced legal proceedings against HK Retail Concepts for breech of contract. The claims are unspecified damages at this time. The suit was filed in Denver District County Court.


In May, 1997 First Entertainment, Inc. was named as a defendant in a lawsuit filed in Superior Court of California, Court of San Diego. The plaintiff alleges securities fraud and is seeking the return of their $75,000 investment, interest at 10% from the date of their investment through the date of repayment and legal fees. The Company believes the suit is without merit. While this action involves matters for which the ultimate liability, if any, has not been determined, management does not expect the outcome to have a material adverse effect on the financial position of the Company.


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