Form 10QSB
period 1997-09-30
FIRST ENTERTAINMENT INC
filed 1997-11-14
CIK 803170

SECURITIES AND EXCHANGE COMMISSION
                            Washington ,D.C.   20549
                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1997  Commission File Number 0-15435


                            FIRST ENTERTAINMENT, INC.
           (Exact name of Company as specified in its charter)



  COLORADO                                     84-0974303
(State or other jurisdiction         I.R.S. Employer Identification No.
of incorporation or organization)

            1999 Broadway  Suite 3135, Denver, Colorado 80202
      (Address of principal executive offices)         (Zip code)

Company's telephone number, including area code        (303) 382-1235


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

                                                       Number of Shares
  Class                                 Outstanding at October 15, 1997
 Common stock, $.008 par value                         6,176,504 shares

 Class A Preferred Stock, $.001 par value                 10,689 shares
        Class B Preferred Stock, $.001 par value                  23,867 shares
 Class C Preferred Stock, $.001 par value                125,000 shares

                    FIRST ENTERTAINMENT, INC.
                 FORM 10-QSB QUARTERLY REPORT
                             TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
 ITEM 1. Consolidated Financial Statements

 Consolidated Balance Sheet as of September 30,1997
 (Unaudited) and December 31, 1996


 Consolidated Statements of Operations (Unaudited) for three months and nine months ended September 30, 1997 and 1996


 Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 1997 and 1996


 Notes to Consolidated Financial Statements (Unaudited)


 ITEM 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations

PART II - OTHER INFORMATION

 Items 1 through 6

 SIGNATURE


FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                            September 30,  December 31,
                                                1997          1996_
ASSETS

CURRENT ASSETS
Cash and cash equivalents                    $  71,249       $  62,856
Trade accounts receivable, net  of allowance   105,101	         105,357
Accounts receivable, other                     100,000         218,010
Notes receivable, affiliates                    61,187          10,000
Inventories                                     62,412          51,282
Other current assets                            27,625          18,176
----------------------------------------------------------------------
                                               427,574         465,681

PROPERTY AND EQUIPMENT
Master tape library and film costs           1,600,827       1,600,827
Equipment and furniture                        823,309         770,566
Building and leasehold improvement             528,257	         528,257
Land                                           125,000         125,000
----------------------------------------------------------------------
                                             3,077,393       3,024,650
Less Accumulated Depreciation                2,461,021       2,399,175
----------------------------------------------------------------------
                                               616,372         625,475
----------------------------------------------------------------------

OTHER ASSETS
License, net of accumulated
  amortization                                 783,033       1,629,921
Goodwill, net of accumulated amortization      521,313	         511,712
Note receivable, noncurrent                    900,000               0
----------------------------------------------------------------------
                                             2,204,346       2,141,633
----------------------------------------------------------------------
TOTAL ASSETS                               $  3,248,292     $3,232,789
======================================================================

"See accompanying notes to consolidated financial statements."

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(Unaudited)

                                        September 30,      December 31,
                                            1997_           __1996__
LIABILITIES AND STOCKHOLDERS'
 EQUITY (Deficit):

CURRENT LIABILITIES
Accounts payable                            86,389             115,701
Accrued interest                           347,969             324,805
Accrued liabilities                         83,553             166,927
Accrued Bonuses                                                257,600
Notes payable and current portion of
 long term debt                          $ 818,767             861,392
----------------------------------------------------------------------
Total current liabilities                1,336,678	           1,726,425
----------------------------------------------------------------------
LONG TERM DEBT, NET OF CURRENT
 PORTION                                   199,791             199,484
----------------------------------------------------------------------
MINORITY INTEREST                          199,428             163,787
----------------------------------------------------------------------

STOCKHOLDERS' EQUITY (Deficit):
Preferred stock, $.001 par value;
 authorized 5,000,000 shares;
  Class A preferred stock, 10,689
   shares issued                                10                  10
  Class B preferred stock, 23,867
   shares issued                                26
  Class C preferred stock, 125,000
   shares issued                               125                 125
Common stock, $.008 par value;
 authorized 6,250,000 shares;
  6,176,504 and 5,292,238 shares
   issued                                   49,412              42,338
Capital in excess of par value          14,027,505          13,460,958
Accumulated deficit                    (12,564,683)        (11,829,707)
Deferred compensation                            0             (45,807)
Treasury stock, at cost                          0            (484,824)
-----------------------------------------------------------------------
                                         1,512,395           1,143,093
----------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (Deficit):                    $  3,248,292          $3,232,789
======================================================================


"See accompanying notes to consolidated financial statements."

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                  	For the three months ended   For the nine months ended
              September 30,   September 30,  September 30, September 30,
                       1997            1996          1997          1996
REVENUE:
Live Entertainment   $300,881     $ 288,079    $1,071,415     $ 908,611
Radio                 200,985       192,846       575,401	       525,893
Retail                 24,539                      36,808
Video                      93        50,165        50,135       105,329
Other                  36,347         6,194       100,878        32,861
-----------------------------------------------------------------------
                      562,845       537,284     1,784,502     1,572,694
-----------------------------------------------------------------------
COSTS AND EXPENSES:
Cost of sales -
  live entertainment  286,768       270,606 	       958,487      796,983
Cost of sales
  - radio             128,147       127,868        395,428      	382,981
Cost of sales
  - retail             71,993                       95,461
Cost of products
 sold - video              11         3,075         13,134       12,520
Depreciation and
 Amortization          27,495       105,825        180,967      268,106
Selling, general
 and administrative   265,275       221,312        870,182      849,982
-----------------------------------------------------------------------
                      779,689       728,686      2,513,659    2,310,572
-----------------------------------------------------------------------
OPERATING LOSS
 FROM CONTINUING
  OPERATIONS         (216,844)     (191,402)       729,157    (737,878)

OTHER INCOME
 (EXPENSE)
Interest expense      (22,930)      (24,651)       (70,590)    (77,654)
Other                     212        (2,752)         1,059	      22,764
----------------------------------------------------------------------

LOSS FROM CONTINUING
 OPERATIONS BEFORE
  MINORITY INTEREST  (239,562)     (218,805)       (798,688)  (792,768)

MINORITY INTEREST
 IN NET LOSS
  OF AFFILIATES        40,050                        63,712

LOSS FROM
 CONTINUING
 OPERATIONS          (199,512)                     (734,976)

DISCONTINUED OPERATIONS
Income (Loss)
 from operations of
Discontinuance of Image                                        (28,570)
Gain on disposal of Image                                      405,875
----------------------------------------------------------------------
NET INCOME (Loss)    $(199,512)  $ (218,805)      $(734,976) 	$(415,463)
=======================================================================

[CAPTION]

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
(Unaudited)

                   For the three months ended  For the nine months ended
            September 30,   September 30,    	September 30,	  September 30
                        1997         1996             1997         1996
PER SHARE DATA:
Net Income (loss)
 per share,
  continuing
   operations           $(.03)      $(.06)          	$  (.13)     $(.21)
Net income(loss)
 per share,
 discontinued
  operations                                                     $(.10)
Net income (loss) per
 common share           $(.03)      $(.06)          	$  (.13)     $(.11)

WEIGHTED-AVERAGE
 NUMBER OF
SHARES OUTSTANDING  5,818,474   3,809,886 	        5,818,474    	3,809,886
==================================================================
=======
"See accompanying notes to consolidated financial statements "

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                          For the nine months       For the nine months
                          ended September 30,       ended September 30,
                                    1997                   1996_
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net income (loss)               $(734,976)             $ (415,463)
Adjustments to reconcile net
 income (loss) to net cash
  from operations
   Minority interest              (63,712)
   Depreciation and
     amortization                 180,967                 268,466
   Common Stock issued
    for services                  533,620                 428,784
   Gain on disposal of Image                             (405,875)
 Changes in operating
  assets and liabilities
  (Increase) decrease in
   Receivables                    (32,921)                 72,885
   Inventories                    (11,130)                   (346)
   Other current assets            (9,449)                   (625)
   Other assets                                            (1,944)
   Increase (decrease) in
   Accounts payable               (29,322)                 (9,176)
     Accrued Liabilities          (60,210)                 16,025
     Net liabilities of
       discontinued operations                            149,474
-----------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES:         (227,133)                102,205
-----------------------------------------------------------------
CASH FLOWS FROM INVESTING
 ACTIVITIES
  Capital expenditures - net      (52,743)                 (6,149)
  Other                            14,986
-----------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES              (37,757)                 (6,149)
-----------------------------------------------------------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
Principal payments on debt        (42,318)                (74,776)
Proceeds from issuance of
 common stock of subsidiary        98,351
Proceeds from issuance
 of common and preferred stock    217,250
-------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES             273,283                  (74,776)
--------------------------------------------------------------------
NET INCREASE (DECREASE)
 IN CASH                            8,393                  (21,280)
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD               62,856                   71,488
------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                     71,248                $  50,208
===================================================================

"See accompanying notes to consolidated financial statements."


SUPPLEMENTED SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
FOR THE NINE MONTHS ENDED

                                       September 30,      September 30,
                                            1997              1996
Inventory seized in settlement
 of notes payable                                            800,000

Inventory seized resulting in
 accounts receivable, other                                  200,000

Conversion of liabilities assumed for
 Investment in subsidiary to
  minority interest                                          100,000

Liabilities assumed for investment
 in subsidiary                                               130,544

Common stock issued for investment
 in subsidiary                             50,000            408,100

Common stock and options issued
 for services                             533,620

Mortgage notes assumed or provided
 in property acquisition                                     150,000

Issuance of preferred stock
 for acquisition                                             275,000

Treasury stock retirements                 484,824

Accounts payable and accrued
 expenses converted into common stock      257,600

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

The results for the interim period are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1997. The Company believes that the three and nine month report filed on Form 10-QSB is representative of its financial position and its results of operations and changes in cash flows for the periods ended September 30, 1997 and 1996.

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

Balzac, Inc.

In April 1996, the Company acquired certain assets of Balzac, Inc. ("Balzac") a private company, which manufactures and distributes toys, including a product line of toy balls. The assets and rights acquired consisted of an exclusive license for Australia, inventory of Balzac toys and various other rights.

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

During the quarter ended September 30, 1997 the Company issued 93,200 shares of restricted common stock for consulting services valued at $92,400. In addition the Company issued 23, 867 shares of class B convertible preferred stock for $142,250 which was the net of offering costs. The Company also issued 100,000 shares of common stock upon exercise of a common stock option receiving proceeds of $50,000. The Company also issued 100,000 shares of common stock to a company owned by the wife of the President of the Company in exchange for 100,000 shares of stock in ASOTV, a majority owned subsidiary.

During the quarter ended September 30, 1997 77,125 shares of treasury stock were canceled.

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

Letter of Intent

In January 1997, a non-binding letter of intent was signed with Enternet Corporation, an international marketer of informercial marketer of informercial products. Enternet has successfully combined international wholesaling as well as the franchising of its retail kiosk concept under the name " TV to You". In addition, Enternet operates the most prominent " As Seen on TV" internet shopping site under the name "As On TV", offering a complete array of informercial products. This potential acquisition fits in well with the development of " The Best of As Seen on TV" in retail locations in the United States, combined with Enternet
International expertise and an internet web site.  The
Company would issue 300,000 shares of common stock of the Company and 100,000 shares of ASOTV for 60% of Enternet.
Consummation of the acquisition was subject to a number of conditions including the negotiation of definitive agreements, completion of due diligence and approval by the Board of Directors of both companies. The letter of intent was terminated July 1997.

Contingent Acquisition

On May 1, 1997, the Company entered into an Agreement and
Plan of Reorganization with Global Casinos, Inc. to acquire common stock of Global Internet Corporation held by Global
Casinos, Inc.

The Company will issue 30,000 shares of Class B Convertible
Preferred Stock and 1,500,000 warrants to acquire 1,500,000 shares of the 2,950,000 shares of common stock outstanding of Global Internet Corporation and a Note Receivable of
$375,000 held by Global Casinos, Inc..  Each share of Class
B Convertible Preferred Stock shall have a face value of $12.50 and may be converted into 10 shares of common stock of the Company. Each of the 1,500,000 warrants shall be exercisable at $1.25 per share.

Currently the Company does not have a sufficient number of shares of common stock authorized to allow the conversion of the Class B Convertible Preferred Stock nor the exercise of the warrants. The Company has agreed to call a special shareholders meeting on December 5, 1997 to ratify the acquisition and increase the number of common shares at least sufficient to permit the conversion of Class B Convertible Preferred Stock and the exercise of the warrant. Since the acquisition of Global Internet, Inc. is contingent upon ratification by the shareholders and the increase in the authorized shares of common stock of the Company, this Agreement and Plan of Reorganization is accounted for as a contingent acquisition.



      ITEM 2.  MANAGEMENT DISCUSSION AND PLAN OF OPERATION.

      Results of Operation
      September, 1997 vs. September, 1996

For the quarter ended September 30, 1997 the Company incurred a loss from continuing operations of $240,000 as compared to a loss from continuing operations of $219,000 for the quarter ended September 30, 1996. The increase in the net loss for the quarter ended September 30, 1997 as compared to September 30, 1996 is the result of an increase in general and administrative expenses and cost of sales - retail.

For the nine months ended September 30, 1997, the Company incurred a loss from continuing operations of $799,000 as compared to a loss from continuing operations of $793,000 for the nine months ended September 30, 1996. The overall increase in revenues of approximately $212,000 was offset by an increase in costs and expenses of approximately $203,000.

For the quarter ended September 30, 1997 revenues increased by approximately $26,000, from $537,000 in 1996 to $563,000 in 1997. For nine months ended September 30, 1997 revenues increased approximately $212,000 as compared to nine months ended September 30, 1996. Most of the increase is from an increase in live entertainment revenue of $163,000 and radio sales of $50,000. The increase in live entertainment revenues was due to increased attendance as a result of big name acts, some of whom performed on weeknights which boosted revenues. The first three quarters of 1996 were exceptionally strong for live entertainment as compared to historical results for the same nine month period. The first three quarters of 1997 have surpassed 1996 and are our most profitable quarters to date. Radio sales were a little weak in the first quarter of 1997 as compared to 1996, but have rebounded strongly in the second quarter and third quarter to where 1997 sales exceed 1996 sales by $50,000.

Retail is a new line of business, which commenced operations in December 1996 and represents the sales of informercial products in manned kiosks located in major retail outlets. As a start-up business the sales volume has not yet reached a break even point. The Company signed leases for six spaces in retail malls in Colorado, which all opened by the third quarter of 1997. The Company expects this new line of business to be profitable by the end of the fourth quarter in 1997.

Other income for the nine months ended September 30, 1997 consists of: rental income of $8,750, a state income tax refund of $7,200, T-shirt, coupon book and cigarette sales of $23,000 and $62,000 represents payment by a third party to buy out the Company's office lease for office space.

Cost of sales live entertainment increased by $162,000 as a result of an increase in revenues but the percent of cost of sales to sales increased from 80% in 1996 to 89% in 1997. Although overall attendance increased substantially, entertainer costs have increased, thereby reducing the overall gross profit.

Cost of sales - radio, increased approximately $12,000 comparing 1997 to 1996. The cost of sales radio as compared to radio sales was 69% in 1997 and 77% in 1996. The Company is aggressively pursuing additional advertising revenues in 1997 and increasing its promotions to obtain a larger market share.

Depreciation and amortization decreased $87,000 comparing
1997 to 1996 primarily due to the return of Balzac licensing rights which were amortized only through March 31, 1997.

General and administrative costs increased $20,000 in 1997 as compared to 1996. The major reason for the increase is due to the addition of a president of the retail division, whose salary started July 1, 1997.

Interest expense decreased slightly in 1997 over 1996 as a result of the continued reduction of long term debt.

Liquidity and Capital Resources

As of September 30, 1997, the Company had a working capital deficit of approximately $909,000 , a decrease of $352,000 over the working capital deficit at December 31, 1996. The primary reason for the decrease is the issuance of common stock in settlement of accrued bonuses of $258,000 and proceeds from the issuance of common stock of a subsidiary of $98,000 and proceeds from the issuance of preferred stock of $142,250. Despite a loss of $735,000, net cash used by operating activities was only $227,000. The Company has been able to issue common stock for services thereby reducing the need for working capital.

The Company's ability to continue as a going concern will largely depend on its ability to generate working capital through debt or equity financing and profitable operations. Working capital deficiencies have hindered the Company's ability to fund certain business segments. Currently the Company has notes payable and long term debt of approximately $1 million, of which $819,000 is due in the next year. Approximately $450,000 of current notes payable represents bank debt that is renewed annually based on a seven year amortization. Working capital is needed to further develop the retail line of business. The likelihood of obtaining the necessary equity financing is uncertain at this time.

New Accounting Standards

In 1997, the Financial Accounting Standards Board issued
Statement No. 128 "Earnings Per Share" which established standards for computing and presenting earnings per share and applies to entities with publicly held stock or potential common stock. In addition, the Financial
Accounting Standards Board issued Statement No. 129
""Disclosure of Information About Capital Structure""

The Company will adopt the provisions of these new standards effective December 31, 1997 and all prior period earnings per share data shall be restated. The effect of adoption will not be material to the financial condition, results of operation or cash flows.



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

In July 1997, a settlement was reached with Image Marketing
Group, Harvey Rosenberg, Burt Katz and Michael Katz whereby
144,410 shares of the Company's common stock held by the defendants were returned to the Company. The shares were canceled and returned to the treasury. In addition, Burt
Katz resigned as a director of the Company.

In March 1997, the Company commenced legal proceedings against HK Retail Concepts for breech of contract. The claims are unspecified damages at this time. The suit was filed in Denver District County Court.

In May, 1997 First Entertainment, Inc. was named as a co-defendant in a lawsuit filed in Superior Court of California, Court of San Diego relating to Indian Motorcycle Corporation, Inc. The plaintiff alleges securities fraud and is seeking the return of their $75,000 investment, interest at 10% from the date of their investment through the date of repayment and legal fees. The company believes the suit is without merit. While the action involves matters for which the ultimate liability, if any, has not been determined, management does not expect the outcome to have an adverse material effect on the financial position of the Company.

Item 2:   Changes in Securities
          None

Item 3:   Defaults upon Senior Securities
          None

Item 4:   Submission of Matters to a Vote of Security
Holders
          None

Item 5:   Other Information
          None

Item 6:   Exhibits and Reports on Form 8-K

(A) Exhibits
    None

(B)   Reports on Form 8-K
      Notification of change in Address of the registrant filed August 29, 1997.



SIGNATURES

Pursuant to the requirements of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              First Entertainment Inc.



DATE:  November 13, 1997
                                         /S/ A.B. Goldberg
                                          A.B. Goldberg
                                          President