Form 10KSB
period 1997-12-31
FIRST ENTERTAINMENT HOLDING CORP
filed 1998-12-02
CIK 803170

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                        Form 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
[FEE REQUIRED]

                                  For the Fiscal Year ended:

                                      December 31, 1997

                                              OR
         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934
                                  [NO FEE REQUIRED]
                              Commission File No. 0-15435

                        FIRST ENTERTAINMENT HOLDING CORP.
                        (Formerly First Entertainment, Inc.).
          (Name of Small Business Issuer as Specified in its Charter)

         Nevada                                      84-0974303
 (State or Other Jurisdiction of                (I.R.S. Employer
 Incorporation or Organization)                Identification Number)

                        7887 E. Bellview, Suite 1114
                             Englewood, CO 80111
                  (Address of Principal Executive Offices, Including
                                     Zip Code)

Registrant's telephone number, including area code:  (303) 228-1650

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

Yes   X       No

Check if there are no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registran's knowledge, in definitive proxy or information statements incorporated by reference n Part III of this
Form 10-KSB or any amendments to this Form 10-KSB.  [   ]

State issuer's revenues for its most recent fiscal year. $2,324,091

As of September 30, 1998, there were 8,803,837 shares of common stock (the Registrant's only class of voting stock) outstanding. The aggregate market value of the 7,135,724 shares of common stock of the Registrant held by nonaffiliates on September 30, 1998 was approximately $ 1,498,502 (based on the mean of the closing bid and asked prices).

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

 Item 11 Security Ownership of Certain Beneficial Owners and Management

 Item 12     Certain Relationships and Related Transactions

PART IV

 Item 13      Exhibits, Lists and Reports on Form 8K
                   A)  Exhibits
                   B)  Reports on Form 8-K

PART I
Item 1.  Description of Business

On December 15, 1997, First Entertainment, Inc. changed its state of incorporation from Colorado to Nevada and changed its name to First Entertainment Holding Corp. (the "Company" or "FEHC"). The
Company was originally incorporated under the laws of Colorado on January 17, 1985.

Currently, the Company is a multi-media entertainment conglomerate, holding controlling interests in five distinct segments, two active and three non operating. The two active segments, which are overviewed by the parent company, FEHC, are known as "Radio," and "Live Entertainment. The non operating segments are known as "Film", "Retail" and "Internet". In November 1995, the Company determined to discontinue the operations of its copyrighted properties segment, and it was sold in 1996. Initially, the Company's business consisted of the production of pre-recorded travel guides and special interest videos. In 1987, the Company entered the radio broadcasting business by acquiring Quality Communications, Inc., a Wyoming corporation pursuant to which the Company operates the radio segment of its business. In 1992, the Company acquired a controlling interest in First Films, Inc. ("FFI"), a publicly held Colorado corporation, under which its film and live entertainment operations are undertaken. In December 1996, the Company commenced operations of selling infomercial products in freestanding unmanned kiosks in major retail malls including U.S. Military bases. This segment was known as the "retail" segment.
In January, 1998 the Company determined to discontinue the operations of the "retail" segment as a result of lower than expected sales. In December 1997 the Company acquired an interest in Global Internet Corp. (Global Internet). Global Internet is a development stage company whose planned business activity was to commence operations of an internet gaming site. The investment in Global Internet was written off as of December 31, 1997.

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

	Live Entertainment

FFI acquired 100 percent of the outstanding stock of Comedy Works, Inc., a Colorado corporation, on September 13, 1990 in an exchange for 200,000,000 shares of common stock. Comedy Works was incorporated in 1982 and has operated one comedy club from its Larimer Square, Denver, Colorado location since that time. Comedy Works Larimer Square typically has ten shows per week and has averaged over 2,000 customers per week for the past fifteen years.

The goal of Comedy Works is to produce first-rate shows in the theater environment. Revenues are generated through both ticket sales at the door and beverage and food sales at tables. The club is open to the public only for shows, which last from 1 to 2 hours each, and number as many as three per night. Non-show times are devoted to preparing and producing a show that changes completely each week, and to promoting and marketing the nightclub.

Video

Initially, the Company entered the pre-recorded videocassette product market through the design, production and distribution of pre-recorded videocassette travel guides and later expanded into production and distribution of special interest videocassette productions.

In 1995, the Company signed a three year distribution agreement with Fox Lorber, whereby Fox Lorber would test the distribution of 12 video trip titles in North America. Fox Lorber had the right to acquire the remaining 28 video trip titles and extend the term of the agreement from three years to seven years with an additional advance royalty payment of $58,000. During 1996, the Company sold all its foreign distribution rights to Fox Lorber for $50,000 and is no longer active in the video market.

Retail

In December 1996, the Company commenced operations of its retail segment through its subsidiary, "The Best of As Seen On TV, Inc." (ASOTV). The segment consisted of selling the most common and most popular infomercial products in free standing un-manned kiosks in retail outlets throughout the United States. The Company opened its first four unmanned locations in December, 1996, in Pearl Harbor, Andrews Air Force Base and Bolling Air Force Base in Washington, D.C. and Lechmere's in Cambridge, Massachusetts. In March 1997, the Company terminated its unmanned kiosk operations when the leases to its first four locations were not renewed. Sales volumes at the unmanned kiosk locations were not sufficient to maintain profitable operations. The Company turned its efforts to operating manned kiosks in major retail malls. Each manned kiosk was approximately 250 square feet and sold the top 50 selling infomercial products. Commencing August, 1997, the Company opened six manned kiosk location in six retail malls located in the Denver metropolitan area. The sales volumes for the manned kiosks were less than projected and in January 1998, the Company determined to discontinue the operations of ASOTV due to operating losses and lack of working capital to further develop the concept

The result of operations of ASOTV for the years ended December 31, 1997 and 1996 are disclosed as discontinued operations.

The assets of ASOTV were written down to their estimated net realizable value resulting in a write down of $490,000 which is included in the accompanying statement of operations for the year ended December 31, 1997 as part of the loss from discontinued operations.

Internet Activities

On May 1, 1997, the Company entered into an agreement with Global Casino, Inc. (Global Casino) to acquire 1,500,000 shares of common stock of Global Internet Corp. owned by Global Casino and a $375,000 note receivable from Global Internet owed to Global Casino in exchange for 30,000 shares of FEHC Class B Convertible Stock (Class B Stock). Each share of Class B stock is convertible into 12.5 shares of FEHC restricted common stock. At the time FEHC entered into the Agreement, FEHC did not have a sufficient number of authorized but unissued shares of common stock to allow for the conversion of the preferred stock to common stock. In addition, the acquisition of Global Internet required the approval of the shareholders of FEHC. On December 5, 1997 the shareholders of FEHC approved (i) the increase in the authorized shares of FEHC common stock and (ii) the acquisition of Global Internet Corp. For accounting purposes control of Global Internet did not change until December 5, 1997 and, as such, December 5, 1997 is considered the acquisition date.

In June 1997, FEHC issued 14,080 shares of Class B convertible preferred stock to two officers of Global Internet, in exchange for $176,000 of accrued but unpaid compensation. Global Internet owed the two officers compensation under the terms of long term employment agreements. For accounting purposes the Class B convertible preferred shares issued was recorded on December 5, 1997, the date the shareholders of FEHC approved an increase in the authorized shares of common stock.


Global Internet was in the process of developing a virtual internet casino and had a Web Site Development and Maintenance Agreement (Development Agreement) with Electronic Data Systems (EDS) and DDB Needham to develop the web site for approximately $1,200,000, of which $300,000 had been expended to date on the web site development. FEHC was unable to obtain the financing needed to complete the web site development and the Development Agreement was terminated.

In December, 1997 Global Transaction Services, Ltd, a wholly owned subsidiary of Global Internet, was issued an internet gaming license from the Commonwealth of Dominica to establish and operate a computer based gaming business operating exclusively as an off-shore business. The license is for a period of five years. In order to maintain the license, operations must commence within one year and continue without significant interruption throughout its term.

In accordance with the terms of an agreement dated December 15, 1997, if funding of at least $1 million was not received by Global Internet by February 28, 1998, Global Internet will sell to Anthony Kay all of the shares of Global Transaction Services, Ltd. for $17,000. Anthony Kay was a former officer and director of Global Internet and resigned March, 1998.

On March 2, 1998, Global Internet was notified of its default under the December 15, 1997 agreement and the shares of Global Transaction Services, Ltd which holds the gaming license, were sold back to Anthony Kay.

On July 30, 1998, the Company repurchased all of the issued and outstanding shares of Global Transaction Services Ltd. from Anthony Kay by issuing 50,000 shares of common stock of FEHC.

The ability of the Company to obtain the necessary financing to commence operations of a virtual internet casino is uncertain and as such the Company's investment in Global Internet was determined by management to be impaired. Included in the accompanying consolidated statements of operations for the year ended December 31, 1997 is an impairment write-off of approximately $558,000 representing the Company's investment in Global Internet.

Other Business Developments

Balzac

In April 1996, the Company acquired certain assets from Balzac, Inc., a private company which manufactures and distributes toys, including a product line of toy balls. The assets and rights acquired consisted of the following: inventory of toy balls, the exclusive license to sell Balzac products in Australia and various other rights.

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

In April 1997, Balzac and the Company entered into a Settlement Agreement whereby Balzac will buy back the exclusive Australian License for $800,000 and will repay the Company $200,000 which was the difference between the value of the seized inventory and the obligation under the licensing agreement. The $1,000,000 will be repaid over forty months at 8% per annum by liquidating a minimum of 25,000 shares of common stock of FEHC per quarter held by Balzac, Inc. The Company would be paid any portion of the sales price per shares up to $1.00 and Balzac would retain any portion of the sales price over $1.00 per share. Any unsold stock after 40 months will become the property of FEHC. The ability of Balzac to sell all 1,000,000 shares held by Balzac at a price of $1.00 to repay its obligation was determined by management to be unlikely. The common stock of FEHC has traded at below $1.00 since August, 1997 and on February 5, 1998, the Company was delisted from NASDAQ. As of December 31, 1997 the note receivable from Balzac was determined to be impaired and was written down to its net realizable value of $81,340 resulting in an impairment loss of approximately $902,000.

Image Marketing Group

On September 6, 1994, the Company acquired an 84 percent interest in Image Marketing Group, Inc. ("Image") by issuing 248,297 shares of its restricted common stock in exchange for 1,986,374 issued and outstanding shares of Image. In addition, the Company issued 231,976 shares of its Class B preferred stock in exchange for all the issued and outstanding preferred stock of Image and approximately $420,000 of related party debt.

Image had a substantial amount of working capital invested in inventory items that were not selling; therefore, it was unable to recover its investment in its inventory or reinvest in new images from the sale of existing inventory. FEHC invested approximately $700,000 in Image in an effort to generate sales through introduction of new images to customers. Image was unable to generate enough sales or to liquidate its inventory to generate working capital to support continued operations. In November, 1995 it was determined that additional working capital would not be advanced to Image and that the Company would terminate operations and seek a buyer for Image.

On April 24, 1996 the Company and Harvey Rosenberg, a former officer and director of the Company, entered into a Purchase Agreement for the sale of Image. Mr. Rosenberg purchased the Company's 1,986,376 shares of Image for $1,000 resulting in a gain of approximately $414,000. At the time of the disposition of Image, Image had liabilities in excess of assets.

The results of operations of Image for the year ended December
31,1996 are disclosed in the accompanying consolidated statements of operations as discontinued operations.

Indian Licensing

In February 1995, the Company signed a series of agreements giving it certain licensing and merchandising rights for the Indian Motor Company, subject to the approval of the Bankruptcy Court. These agreements were never approved by the Bankruptcy Court.

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

In February, 1997 the Company and the Receiver agreed to the terms of a settlement. The proposed Settlement Agreement called for the Company to relinquish all rights or claims to the Indian Motorcycle Trademark or the use of the Trademark and any licensing rights and payment of $114,000. All rights acquired by the Company from Scott Kajiya and Jamie Ruiz for the use of the Indian Motorcycle Trademark in Japan are also assigned to the Receiver.

The transactions relating to the use of the Indian Motorcycle
Trademark in Japan have been rescinded in the accompanying financial statements effective from the date the transaction was entered into as if the transactions did not occur.

Letters of Intent

In June, 1998 FEHC signed a non-binding letter of intent with Intelek, LLC ("Intelek") to form a joint venture with Intelek for the purpose of developing and promoting entertainment sites on the internet.

FEHC will invest in and receive 50% of the revenues from new sources of internet traffic from multiple adult entertainment sites presently being operated by Intelek. FEHC would invest $250,000 and issue 250,000 shares of its restricted common stock to Intelek, Inc. FEHC would receive a preferential payment of the first $250,000 from the new sources of revenue thereafter, FEHC would receive 50% of all revenues received from new sources of internet traffic developed. Upon receipt of $250,000 FEHC would be obligated to issue an additional 250,000 shares of restricted stock.

Consummation of this agreement is subject to a number of conditions including the negotiation of a definitive agreement, completion of due diligence, approval of the transaction by the Board of Directors of both companies and approval of any necessary governmental authorities. Due to the contingencies involved, FEHC is unable to predict if or when the transaction will be consummated.

In July 1998 FEHC signed a non-binding letter of intent with SportsNet, Inc. (SNI) to operate an internet gaming site from the sovereign nation of the Commonwealth of Dominica pursuant to an International Gaming License issued December 20, 1997, to a subsidiary of the Company.

On September 15, 1998, the Company entered into a definitive agreement with SportsNet, Inc. (SNI) The effective date of the Agreement will be ten days after the following two events have occurred; (i) SNI has completed a financing of not less than $1,000,000 and (ii) the Company has entered into a contract with a credit card processor for participants in the Games satisfactory to both the Company and SNI. The Agreement, if and when it becomes effective, would continue in effect as long as the Company has a valid internet gaming license issued by the Commonwealth of Dominica or would terminate upon revocation of such license by the Commonwealth of Dominica.

SNI will at its sole cost and expense provide to FEHC and install all hardware, system software, graphical user interfaces, will license or cause SNI subcontractors to license all firewall and encryption capability necessary to assure integrity of all data transmitted by and among FEHC, SNI and participants. SNI will also license to FEHC, in object code format on a non-exclusive basis, that computer software incorporating a certified random number generator, game logic and reporting package necessary for FEHC to offer internet lottery and casino games of blackjack, video poker and slots. SNI will also maintain and monitor a backup site in the event the primary gaming site fails. SNI will also undertake to develop new games including, but not limited to, roulette, baccarat, paigow and craps.

The Company at its sole cost and expense will be responsible for providing physical facilities, communications installation, lines and ,maintenance necessary to accommodate and interface with computer hardware located in Dominica. In addition, the Company must provide adequate insurance coverage for the equipment owned by the Company and SNI. The Internet Gaming License issued by the Commonwealth of Dominica requires the Company to hire five (5) people at the prevailing wage for the term of the license and pay 5% of gross revenues derived from the internet gaming revenue but not less than $25,000 per year.

FEHC will pay 50% of the Gross Operating Margin to SNI.

SNI will ensure by technical means and means relating to the acceptance of wagers, eliminate access to the site by participants located in the United States and any other jurisdiction which notifies FEHC that providing such access to the games to participants within such jurisdiction violates that jurisdiction laws governing gaming.


Competition

Radio

100.7, "The Fox" competes with seven other signals available in the area. Two of these radio signals originate from Gillette, Wyoming. The Company presently enjoys the largest share of the market, estimated to be 44 percent.

   Live Entertainment

Competition is intense in the comedy and music night club entertainment industries. On a national level, the Company competes for entertainers with companies that are better capitalized, highly visible and have longer operating histories and larger staffs in their respective locations. None of the national comedy clubs have locations in Denver, Colorado. Comedy Works Larimer Square has been in business in Denver, Colorado for 16 years and the Company believes it to be the highest revenue-producing comedy club in the area. The Company believes that Comedy Works Larimer Square provides higher-quality acts than its local competitors, reflected in the fact that it charges approximately twice the admission price of its local competitors. The two main competitors of Comedy Works Larimer Square are both individually-owned and located in shopping centers in the suburbs, while Comedy Works is located in the downtown Denver area.

Licenses

The Federal Communications Commission (FCC) issues radio broadcasters a license to operate within their assigned frequency for seven years. These licenses, upon application, are renewable for additional seven year periods. The FCC issued KGWY its original license on October 1, 1983, to operate at a frequency of 100.7 MHz, 24 hours a day, at 100,000 watts of effective radiated power. It was subsequently reissued in October of 1990 and 1997. During the renewal process the public has an opportunity to express its opinion of how well the particular station is servicing its broadcast area. Extreme public negativity during this period can hold up the reissuance process. In addition, frequent violations of FCC rules and regulations can be cause for the denial of the station's license renewal.

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

In December, 1997 the Commonwealth of Dominica issued an internet gaming license to Global Transaction Services, Ltd., a wholly owned subsidiary of Global Internet, which allows the Company to establish and operate a computer based gaming business operating exclusively as an offshore business. The license is for a period of five years and operations must commence within one year and continue without significant interruption throughout its term.

Seasonality

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

Employees

First Entertainment Holding Corp

Currently, FEHC, the Holding Company, employs one executive and one administrative person. The Holding Company contracts the accounting, management information systems and administrative function to a company owned by the former president and to other independent consultants.

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

Retail

This division had one full-time executive.

Item 2.  Description of Property

First Entertainment Holding Corp.

The Company's executive offices are located at 7887 E. Bellview, Suite 1114, Englewood, CO 80111 and are leased under the terms of a 12-month lease, which terminates in September 1999. Monthly rental is approximately $1,100. In August, 1998 the Company subleased its prior executive office space in an effort to further reduce its operating overhead. The Company has not been relieved of its obligation as the primary lessee under its lease as a result of the sub-lease.

Radio

The Company has facilities in Gillette, Wyoming which house the radio station, 100.7, The Fox. In April, 1996 the Company purchased the land and building which houses the radio station for $300,000 and the land under which the FM tower sits for $125,000, by issuing preferred stock valued at $275,000 and a mortgage for $150,000.

Live Entertainment

Comedy Works Larimer Square leases its premises under the terms of a new 10 year lease, which expires January 31, 2008.

Lease payments in the first year of the lease term, January 1, 1998 to December 31, 1998, shall be the total of (i) 8% of gross sales of alcoholic beverages, (ii) 6% of gross sales of food related products and (iii) 4% of gross sales relating to door admission.

Lease payments for the years two through ten January 1, 1999 to January 31, 2008 shall be based on percentage rent as computed above but shall not be less than 75% of the average percentage rent paid during the three year period January 1, 1996 to December 31, 1998. Percentage rent in 1997 was approximately $7,000 a month.

Item 3. Legal Proceedings

First Entertainment

FEHC knows of no litigation pending, threatened, or contemplated, or unsatisfied judgments against it, or any proceedings of which FEHC or any of its subsidiaries is a party, except as specified below. FEHC knows of no legal actions pending or threatened, or judgment entered against any of its officers or directors or any of its subsidiaries in their capacities as such, except as specified below.

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

In February 1997, the Company agreed to terms of a Settlement
Agreement with the Receiver whereby the Company would relinquish all rights to the Indian Motorcycle Trademark and paid the Receiver approximately $114,000. (see Item 1, Other Business Developments)

In March 1997, the Company commenced legal proceedings against Image Marketing Group, Inc. and Harvey Rosenberg, Burt Katz (a director of the Company) and Michael Katz, individually, for collection of approximately $700,000 in advances to Image Marketing. Image Marketing Group, Inc was purchased by the Company from Burt Katz, Michael Katz and Harvey Rosenberg in September 1994. From September 1994 to November 1995 the Company advanced Image approximately $700,000. In November, 1995, the Company determined to discontinue the operations of Image due to substantial losses and demanded repayment of the advances to Image. Image was unable to repay the advances; therefore, the Company commenced legal proceedings against Image and its former shareholders. In July 1997, a settlement was reached with Image Marketing Group, Harvey Rosenberg, Burt Katz and Michael Kat whereby 144,410 shares of FEHC common stock held by the defendants were returned to FEHC. The shares returned were cancelled and returned to treasury.

In 1997,the Company commenced legal proceedings against HK Retail
Concepts for breech of contract. The claims are for damages of approximately $50,000. The Suit was filed in Denver District County Court in May, 1997 and is awaiting trial in January 1999.

In May 1997, David Spolter and Faige Spolter ("Spolter") filed a lawsuit against FEHC in the Superior Court of the State of California. The plaintiffs alleged various federal and state securities violations and sought recovery of their $75,000 investment plus damages. On July 1, 1998 Spolter and FEHC entered into a settlement agreement whereby FEHC agreed to pay Spolter $150,000, $25,000 was paid upon execution of the Settlement Agreement and the remaining $125,000 shall be payable in monthly installments of $5,000 a month until July 15, 1999 at which time all unpaid principal and interest shall become due and payable. The note bears interest of 10% per annum. FEHC agreed to pledge all of its stock of its wholly owned subsidiary, Quality Communications, Inc. a collateral on the note and to provide a security interest in all assets of Quality Communications, Inc. In the event of default, the amount due shall be $180,000 plus interest at 10% from June 1, 1998, less amounts previously paid. In addition, any principal and interest amounts shall be due immediately and payable upon sale of the radio station in Gillette, Wyoming.

In 1997, Sharon K. Doud filed a civil action against FEHC, AB Goldberg and Quality Communications for breach of contract, fraud and misrepresentation for failure to convert Class C Convertible Preferred Stock into 91,240 shares of common stock. In April, 1998 a settlement agreement was reached between FEHC and Sharon Doud whereby FEHC was required to pay $6,150 in legal fees, issue a promissory note in the principal sum of $125,000 bearing interest at 9.5% per annum due March 31, 1999 and the Class C Convertible Preferred Shares were cancelled.
In June 1996, Frank P. D'Alessio, a former director of the Company, commenced an action against A.B. Goldberg, president and director of the Company, Nannette Goldberg, wife of A.B. Goldberg, Sara Goldberg, mother of A.B. Goldberg, Cohig & Associates, Neidiger Tucker Brunner, Inc, Hanifin, Inhoff, Inc., Southwest Securities, Inc., Paul Davis and Mike Zenhari in the United States District Court for the District of Colorado.

The suit alleges that the plaintiff (Mr. D'Alessio) was defrauded by the defendants pursuant to security transactions involving shares of common stock purchased by plaintiff in Video Communications and Radio, Inc. (now First Entertainment Holding Corp.) The defendants have strenuously denied any violations of any state or federal statutory or common law.

On October 1, 1996 the plaintiff and the defendants entered into a Settlement Agreement and Mutual Release. The Settlement Agreement required A.B. Goldberg to deliver to the plaintiff 150,000 shares of common stock of First Entertainment Holding Corp. by August 1, 1997, and such shares will be registered in a Form S-3 filed with the Securities and Exchange Commission. In addition, Mr. Goldberg was to deliver to plaintiff a certified or cashier's check in the amount of $20,000 by May 5, 1997.

On November 19, 1996 50,000 shares of common stock of FEHC were transferred to Mr. D'Alessio from Mr. Michael Payne, a shareholder of FEHC. In July 1996 Mr. Payne had been issued 554,000 shares of common stock of FEHC in exchange for his shares of common stock of Power Media (see Note C to the Consolidated Financial Statements). In July 1997 100,000 shares of common stock of FEHC were issued to NMG, LLC, an entity owned by the wife of the President of the Company, in exchange for 100,000 shares of ASOTV (see Note C to the Consolidated Financial Statements) On July 29, 1997 the 100,000 shares of common stock acquired by NMG, LLC were transferred to Mr. D'Alessio. The 150,000 shares of common stock received by Mr. D'Alessio were registered in a Form S-3 filed with the Securities and Exchange Commission in 1997.

The value of the common stock transferred to Mr. D'Alessio, $76,500, has been classified as officer compensation to A.B. Goldberg in the accompanying consolidated statements of operations.

Item 4. Submission of Matters to a Vote of Security Holders

On December 5, 1997 a special meeting of the shareholders of FEHC was held and the shareholders were asked to vote on six issues (i) the election of AB Goldberg Dr. Nick Catalano and Dr. Theodore Jacobs as board of directors, (ii) the ratification of the acquisition of Global Internet, (iii) amending the Company's articles of incorporation to increase the number of authorized shares from 6,250,000 to 50,000,000 shares, (iv) change the state of incorporation from Colorado to Nevada, (v) a change in name of the Company to First Entertainment Holding Corp and (vi) ratification of BDO Seidman LLP as the Company's independent public accountants. On April 6, 1998, the Company was informed by its independent auditors, BDO Seidman, LLP of BDO Seidman, LLP's resignation, effective as of that date (See Item 8. Changes in and Disagreements with Accountants on Accounting on Accounting and Financial Disclosure).

Mr. Goldberg, Mr. Catalano and Mr. Jacobs were elected as directors of the Company by a vote of 4,339,283 in favor and 2,406 against, 3,907 abstaining.

The ratification and approval of the acquisition of Global Internet was approved by a vote of 3,400,423 in favor, 6,561 against and 407 abstaining.

To amend the Articles of Incorporation increasing the number of authorized shares from 6,250,000 to 50,000,000, the motion was approved by a vote of 4,261,131 in favor, 79,498 against and 4,967 abstaining.

To amend the Company's Articles of Incorporation to change of the Company's domicile to Nevada and its name to First Entertainment
Holding Corp the motion was approved by a vote of 3,251,218 in favor, 62,185 against and 5,246 abstaining.

The ratification of BDO Seidman, LLP as the Company's independent accountant was approved 4,337,461 in favor, 4,819 against and 3,316 abstaining. On April 6, 1998, the Company was informed by its independent auditors, BDO Seidman, LLP of BDO Seidman, LLP's resignation, effective as of that date (See item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure).

Item 5. Market for the Company's Common Equity and Related
Stockholder Matters

The Company's common stock was traded on NASDAQ in the over-the-counter market and since October 1988, had been included in NASDAQ. On February 5, 1998 the Company was notified that as of the close of business that day, the Company's stock would be delisted from NASDAQ for failure to meet the minimum bid requirement. Effective February 6, 1998 the Company's stock is trading on the OTC Bulletin Board. The following table sets forth the high and low bid quotation for the Company's common stock for each quarterly period in 1997 and 1996. As of September 30, 1998, there were approximately 1,150 shareholders of record of the Company's common stock. Holders of common stock are entitled to receive such dividends as they may be declared by the Company's Board of Directors. No dividends are anticipated to be paid in the foreseeable future.

                                                   Bid Price
                                                 High           Low
 1997
  First Quarter                                   $ 2.22      $ .75
  Second Quarter                                    1.47        .84
  Third Quarter                                     1.25        .72
  Fourth Quarter                                     .91        .66

 1996
  First Quarter                                    $ .66      $ .44
  Second Quarter                                    1.94        .50
  Third Quarter                                     1.25        .63
  Fourth Quarter                                    1.00        .50

Item 6. Management Discussion and Analysis or Plan of Operation

Fiscal 1997 as Compared to Fiscal 1996

The Company had a net loss from continuing operations of approximately $2.9 million in 1997 and $1.6 million in 1996.

The loss from discontinued operations of $731,000 in 1997 includes only the operations of ASOTV and includes an estimate for shut down costs of approximately $51,000.

The loss from discontinued operations of $56,000 in 1996 represents the loss from Image Marketing of approximately $29,000 and the loss from ASOTV of approximately $27,000. The 1996 financial statements were restated to reflect the discontinued operations of ASOTV which were determined to be discontinued in January 1998.

The gain on the sale of discontinued operations in 1996 of $413,704 is the result of the sale of Image Marketing that at the date of disposition had liabilities in excess of assets.

Overall revenues increased from $2.1 million in 1996 to $2.3 million in 1997. Live entertainment revenues increased from $1.26 million in 1996 to $1.39 million in 1997. The increase is due in part to a strong economy which is providing more discretionary income and to increased attendance. The Comedy Club has been successful in bringing in highly recognized headliners, some of which performed special engagements during the week when attendance is less than on weekends. As a result of increased attendance, food sales and liquor sales have also increased. Overall, the industry has seen a decline in attendance at comedy clubs nationwide, although the Denver comedy club has been able to retain and even increase attendance. With the increase in live entertainment sales in 1997, cost of sales has also increased from $1.1 million in 1996 to $1.2 million in 1997. The largest component of cost of sales, live entertainment, is labor, including entertainers salaries which increased from $547,000 in 1996 to $655,472 in 1997. Of the
$108,000 increase in labor costs in 1997, $83,500 was attributable to entertainers.

Radio sales have increased from $713,000 in 1996 to $772,000 in 1997 primarily due to an increase in ad sales of $21,500, an increase in concert income of $23,000 and an increase in trade show income of $10,000. The radio station in Gillette, Wyoming is a country music format and began promoting concerts in 1995 for up and coming country music performers. Revenue from concert income was $33,000 in 1996 and $56,000 in 1997. The radio station still has the largest audience share in Gillette, Wyoming. Cost of sales-radio has increased by $14,000 from 1996 to 1997 primarily due to the cost of the concerts. The single largest component of cost of sales, radio, is labor which was $296,000 in 1996 and $280,000 in 1997.
The radio station has been successful in increasing radio revenues without adding additional people. The radio station is continuing in its efforts to manage its costs and as such has substantially reduced its operating overhead.

Video sales in 1996 is the result of the sale of foreign distribution rights for $50,000 and collection of foreign royalties of $53,000. Video sales in 1997 represents the sale of video distribution rights in the U.S. for $50,000. The Company is no longer active in the video distribution market for its destination video series.

Other revenue increased from $46,000 in 1996 to $112,000 in 1997. Other revenue consists primarily of T-shirt, coupon books, cigarette sales and booking agent fees. Other revenues in 1997 includes $62,500 from a third party paid to the Company to buy-out its office space. The unrelated third party needed additional office space and was willing to pay the Company an incentive to move including the estimated costs of moving. In September 1997, the Company moved to new office space. Excluding the $62,500 from other revenue, 1997 other income was $49,800 as compared to $46,000 in 1996.

Impairment write downs in 1997 represent the write down in a note receivable of approximately $902,000 to its estimated net realizable value of $81,340 and a write down of investment in Global of $557,899 to its estimated net realizable value of $0.

Depreciation and amortization decreased from $326,500 in 1996 to $141,200 in 1997. The decrease of $ 185,300 is primarily due to the fact that the master tape library is fully depreciated at December 31, 1996. The master tape library represented approximately 50% of property and equipment.

Management and administrative fees, affiliate, decreased from $408,000 in 1996 to $240,000 in 1997. The underlying agreement, which provides for services valued at $20,000 per month was in effect for 1997 and 1996. In addition, the 1996 fees include a bonus paid in common stock of the Company of $168,000.

Selling, general and administrative expenses (SG&A) increased from $1.33 million in 1996 to $1.53 million in 1997, an increase of approximately $206,000. The Company made a concerted effort to reduce SG&A during 1997 and 1996 which resulted in significant savings. There were certain transaction which had an adverse effect on SG&A for 1997 and 1996. Included in SG&A in 1997 are expenses resulting from litigation settlements totaling $150,000 and compensation of $434,000 for options and warrants issued to non-employees accounted for under FAS 123. Included in SG&A in 1996 is the accrual for stock bonus awards issued in 1997 for 1996 services of approximately $89,600. In addition, the Company incurred substantial legal fees in 1996 in connection with the Indian Motorcycle litigation and settlement negotiations. The settlement resulted in the Company recording settlement costs of $114,200 in 1996. Legal fees were approximately $170,000 in 1997 compared to $195,000 during 1996. Compensation and consulting fees were approximately $568,000 for 1997 compared to $467,000 for 1996.

Notes payable and long term debt was $1,284,500 in 1997 and $1,061,000 in 1996. The average outstanding balance of long term debt was $1,173,000 in 1997 as compared to $1,019,000 in 1996. The decline in interest expense between 1997 and 1996 is primarily due to overall the weighted average balance in notes payable in 1997 was less then 1996. At December 31, 1997 the Company accrued $275,000 as the result of a litigation settlement subsequent to year-end. These amounts did not accrue interest during 1997.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The opinions of the Company's independent auditors delivered in connection with the Company's financial Statements for fiscal 1997 and 1996 also contain an explanatory paragraph relative to the going concern uncertainty. As discussed in Notes A and E to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency of approximately $1.4 million, has negative net worth of approximately $445,000, and is in default on nearly $386,000 of its notes payable as of December 31, 1997. In February, 1998 the Company was delisted from NASDAQ for failure to meet the minimum bid price. The delisting from NASDAQ has impaired the Company's ability to raise equity financing. These conditions raise material doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management's plans with regard to the Company's ability to continue as a going concern include continued raising of equity financing, restructuring of its debt obligations, evaluating mergers and acquisitions to improve market share or operational synergy's and improving efficiency of operations. For several years, losses from operations have resulted in significant cash deficiencies and have hindered the Company's ability to properly fund certain business segments, to make them profitable or to expand current business segments. The Company must generate additional revenues that must come from sources other than the existing business segments. The existing business segments will not generate sufficient operating income to cover SG&A and other overhead costs. Therefore new business opportunities will be needed for the Company to continue in the long term. The Company is always evaluating additional business opportunities but is limited due to its lack of working capital.

The Company has been successful in 1997 and in 1996 in financing operations through issuance of common stock in settlement of accounts payable and in exchange for services. This form of payment has reduced the cash requirements of the Company. In 1997, the Company issued 751,600 shares of common stock for services valued at $676,215 or an average of $.90 per share. In 1996, the Company issued 532,700 shares of common stock for services valued at $534,000 or $1.00 per share. In 1997, the Company issued 440,000 shares of its common stock in settlement of accrued bonus's of $270,800. No shares were issued in 1996 in settlement of accounts payable. Of the total costs and expenses of $3.7 million in 1996 and $4.7 million in 1997, $548,000 was paid by stock in 1996 and $676,000 was paid by stock in 1997. Stock issued for services as a percentage of revenues was 20% in 1996 and 25% in 1997. Capital expenditures needed by existing business segments to increase sales and profitability are minimal.

If the Company is successful in negotiating a definitive agreement with Intelek, LLC. related to the pending letter of intent, between $250,000 and $500,000 in initial financing will be needed to complete the Company's obligation under the agreement. The Definitive Agreement with SportsNet, Inc. requires the Company to provide all physical facilities and communications installation in the Commonwealth of Dominica necessary to accommodate and interface with the required computer hardware to be supplied by SportsNet, Inc. The Company has not yet determined the ultimate long term costs required to complete its obligation under the Agreement with SportsNet, Inc.

Through September 30, 1998 the Company was successful in raising approximately $213,000, net of offering costs in equity financing in a private offering, but there can be no assurance that the Company would be successful in raising the additional equity financing needed to finance the acquisition contemplated under the letter of intent or the definitive agreement. As of September 30, 1998 the Company has cash and cash equivalents of $125,000 which it believes is sufficient to meet its existing obligations through December 31, 1998.

A valuation allowance offsetting the Company's total net deferred tax asset has been established to reflect management's evaluation that it is more likely than not that all of the deferred tax assets will not be realized.

"YEAR 2000 PROBLEM". The Company is aware of the issues associated with the programming code in existing computer systems as the millenium (Year 2000) approaches. The "Year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to
00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has determined to purchase new accounting software which is Year 2000 compatible. The new software will be in place by December 31, 1998 and will cost less than $10,000.

RECENT ACCOUNTING PRONOUNCEMENTS. The Company adopted FAS No. 128, "Earnings per Share" and FAS No. 129, "Disclosure of Information About an Entity's Capital Structure" effective December 31, 1997. FAS No. 128 provides a different methods of calculating earnings per share than that currently used in accordance with Accounting Principles Board Opinion 15 "Earnings per Share." FAS No. 128 provides calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted Earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. FAS No. 129 establishes standards for disclosing information about an entity's capital structure. The implementation of FAS No. 128 and FAS No. 129 has not had a material effect on the consolidated financial statements of the Company.

In June 1997, FASB issued Statement of Financial Accounting Standard No. 130, entitled "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standard No. 131, entitled "Disclosure about Segments of Enterprise and Related Information" (SFAS 131). SFAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive Income is defined to include certain changes in equity but not those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are requited to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. SFAS 131 supersedes Statement of Financial Accounting Standard No. 14, entitled "Financial Reporting for Segments of a Business Enterprise." SFAS 131 revises standards of the way the public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing segment performance.

SFAS 130 and SFAS 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact of SFAS 130, if any, on future financial statement disclosures. The Company adopted SFAS 131 and restated all prior periods. The adoption of SFAS 131 did not have a material effect on its results of operations for 1997 and 1996.

In February 1998, the FASB issued FAS No. 132 "Employers' Disclosure about Pensions and other Postretirement Benefits' which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. FAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information in not readily available. Management believes the adoption of this statement will have no impact on the Company's financial statements.

The FASB has recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 established standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. This Statement is effective for fiscal years beginning after June 30, 1999. The Company has not yet determined the effect of SFAS No. 133 on its financial statement.


Item 7.	Financial Statements

FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
(Formerly First Entertainment, Inc. and Subsidiaries)
Index to Consolidated Financial Statements



Reports of Independent Certified Public Accountants

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements


Report of Independent Certified Public Accountants

Board of Directors and Stockholders
First Entertainment Holding Corp
(Formerly First Entertainment, Inc. and Subsidiaries)
Denver, Colorado


We have audited the accompanying consolidated balance sheet of First Entertainment Holding Corp. and Subsidiaries as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Entertainment Holding Corp. and Subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and E to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency of approximately $1.4 million and is in default on a substantial portion of its debt. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Gordon, Hughes & Banks, LLP

November 1, 1998
Denver, Colorado



Report of Independent Certified Public Accountants

Board of Directors and Stockholders
First Entertainment Holding Corp
(Formerly First Entertainment, Inc. and Subsidiaries)
Denver, Colorado


We have audited the accompanying consolidated balance sheet of First Entertainment Holding Corp. and Subsidiaries as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Entertainment Holding Corp. and Subsidiaries as of December 31, 1996 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and E to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, and is in default on a substantial portion of its debt. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



BDO Seidman, LLP

March 3, 1997
Denver, Colorado


FIRST ENTERTAINMENT HOLDING CORP AND SUBSIDIARIES
(Formerly First Entertainment, Inc. and Subsidiaries)
Consolidated Balance Sheets

December 31, 1997 and 1996


                                            1997              1996
ASSETS

CURRENT
 Cash and cash equivalents                   $ 18,049        $49,128
 Trade accounts receivable, net of
 allowance for doubtful
  accounts of $3,885 and $7,483,
   respectively                                97,271         86,602
 Note receivable, other                        20,335        218,010
 Accounts receivable officer                   25,524
 Stock subscription, receivable                25,000
 Notes receivable, affiliate                                  10,000
 Inventories                                   23,377         23,743
 Other                                         22,127         18,176
 Net assets of discontinued operations                       413,250
----------------------------------------------------------------------
                                              231,683        818,909
----------------------------------------------------------------------
PROPERTY AND EQUIPMENT
 Master tape library and film costs                        1,600,827
 Equipment and furniture                      760,593        741,053
 Building and leasehold improvements          532,257        528,257
 Land                                         125,000        125,000
---------------------------------------------------------------------
                                            1,417,850      2,995,137
 Less accumulated depreciation
  and amortization                            874,067      2,399,175
---------------------------------------------------------------------
                                              543,783        595,962
---------------------------------------------------------------------
OTHER ASSETS
 License, net of accumulated amortization
  of $482,980 and $420,460, respectively      788,401        	829,921
 License held for sale                                       800,000
 Note receivable                               61,105
 Other                                          3,760
----------------------------------------------------------------------
                                              853,266      1,629,921
----------------------------------------------------------------------
TOTAL ASSETS                             $ 1, 628,732    $ 3,044,792
===================================================================

"See accompanying reports of independent certified public accountants and notes to consolidated financial statements."


FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
(Formerly First Entertainment, Inc. and Subsidiaries)
Consolidated Balance Sheets, continued

December 31, 1997 and 1996

                                                    1997          1996
LIABILITIES AND STOCKHOLDERS'(DEFICIT) EQUITY

CURRENT LIABILITIES
 Accounts payable                                $ 172,575    $ 91,501
 Accrued liabilities                               168,902     166,917
 Accrued interest                                  394,340     324,805
 Accrued bonuses                                               257,600
 Notes payable and current portion
  of long-term debt                                850,376     861,392
 Notes payable, related parties                      3,000
 Net liabilities of discontinued operations         53,051
----------------------------------------------------------------------
                                                 1,642,244   1,702,215
----------------------------------------------------------------------
LONG-TERM DEBT, NET OF CURRENT PORTION             431,120     199,484
----------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY
 Preferred stock, $.001 par value;
 authorized 5,000,000 shares;
  Class A preferred stock, 1,500,000
    shares authorized, 10,689 shares
     issued and outstanding, liquidation
       value $15,000                                    10          10
  Class B preferred stock, 1,000,000
    shares authorized, 91,147 and 0
     shares issued and outstanding                      91
  Class C preferred stock, 1,000,000
    shares authorized 0 and 125,000
     shares issued and outstanding                                 125
 Common stock, $.008 par value;
   authorized 50,000,000 shares;
    6,412,304 and 5,292,238 shares
     issued and outstanding                          51,299     42,338
 Capital in excess of par value                  14,947,897 	13,460,958
 Accumulated (deficit)                         (15,443,929)(11,829,707)
 Deferred compensation                                         (45,807)
 Treasury stock, at cost, 77,125
  shares of common stock                                      (484,824)
----------------------------------------------------------------------
                                                  (444,632)  1,143,093
----------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
(DEFICIT) EQUITY                               $ 1,628,732 $ 3,044,792
======================================================================


"See accompanying reports of independent certified public accountants and notes to consolidated financial statements."

FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
(Formerly First Entertainment, Inc. and Subsidiaries)
Consolidated Statements of Operations

For the Years Ended December 31, 1997 and 1996
                                               1997              1996
REVENUE
 Live entertainment                      $ 1,389,533      $ 1,255,735
 Radio                                       771,992          713,322
 Video                                        50,239          105,618
 Other                                       112,327           46,021
---------------------------------------------------------------------
                                           2,324,091        2,120,696
----------------------------------------------------------------------
COSTS AND EXPENSES
 Cost of sales, live entertainment         1,211,509	        1,078,043
 Cost of sales, radio                        526,215          512,299
 Cost of products sold, video                 13,239            9,483
 Impairment write downs                    1,460,018
 Depreciation and amortization               141,176	          326,522
 Management and administrative fees,
 affiliate	                                   240,000	          408,000
 Selling, general and administrative       1,532,049	        1,326,256
---------------------------------------------------------------------
                                           5,124,206	        3,660,603
---------------------------------------------------------------------
OPERATING (LOSS) FROM CONTINUING
 OPERATIONS                               (2,800,115)      	(1,539,907)
----------------------------------------------------------------------
OTHER INCOME (EXPENSE)
 Interest expense                            (95,333)        	(102,791)
 Other, net                                    1,206           	22,961
---------------------------------------------------------------------
                                             (94,127)	         (79,830)
---------------------------------------------------------------------
(LOSS) FROM CONTINUING OPERATIONS
BEFORE MINORITY INTEREST                  (2,894,242)	      (1,619,737)

MINORITY INTEREST IN NET (LOSS) OF
 SUBSIDIARY                                   11,473
----------------------------------------------------------------------
(LOSS) FROM CONTINUING OPERATIONS         (2,882,769)	      (1,619,737)
----------------------------------------------------------------------
DISCONTINUED OPERATIONS (Note D)
 (Loss) from discontinued operations,
   including provision for operating
    losses during phaseout period           (731,453)	         (56,127)
 Gain on sale of discontinued
  operations                                                   413,704
----------------------------------------------------------------------
NET (LOSS)                              $ (3,614,222)     $(1,262,160)
=====================================================================
NET (LOSS) PER COMMON SHARE, CONTINUING
OPERATIONS BASIC AND DILUTED            $       (.48)     $      (.39)
======================================================================
NET INCOME (LOSS) PER COMMON SHARE,
DISCONTINUED OPERATIONS                 $       (.12)     $       .09
======================================================================
NET (LOSS) PER COMMON SHARE             $       (.60)     $      (.30)
======================================================================
WEIGHTED-AVERAGE NUMBER OF
SHARES OUTSTANDING BASIC AND DILUTED       6,026,319        	4,168,661
=====================================================================
"See accompanying reports of independent certified public accountants and notes to consolidated financial statements."

FIRST ENTERTAINMENT HOLDING CORP AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 1996 and 1995

                       Class A           	Class B          Class C
                 Preferred Stock     	Preferred Stock   	Preferred Stock
                    Shares   Amount  	Shares   Amount   Shares    Amount
BALANCES,
JANUARY 1, 1996   10,689     $     10  231,976 $    232 $     0 $    0
Preferred stock
 issued for:
Acquisition of
  Property                                              275,000    275

Common stock
 issued for:
Consulting
 services
Exercise of
 stock options
Conversion of
 Class B
  Preferred                           (231,976)   	 (232)
Conversion of
 Class C preferred                                     	(150,000)  (150)
Inventory and
 rights
Business
 combination
Common stock
 options, issued
  for services
Amortization of
 deferred
  compensation
Net loss
----------------------------------------------------------------------
BALANCES,
DECEMBER 31,
 1996             10,689         $10         0       $0 125,000   $125
=======================================================================

                      Common Stock      Capital In      Accumulated
                                        Excess Of
                    Shares    Amount    Par Value      (Deficit)
BALANCES,
JANUARY 1, 1996     2,631,544 $ 21,052  $ 11,227,696    ($10,567,547)
Preferred stock
 issued for:
Acquisition of
  Property                                   274,725

Common stock
 issued for:
Consulting
 Services            532,700     4,262       529,579
Exercise of
 stock options        50,000       400        22,100
Conversion of
 Class B
  Preferred           57,994       464          (232)
Conversion of
 Class C preferred   150,000     1,200        (1,050)
Inventory and
 Rights            1,100,000     8,800       991,200
Business
 Combination         770,000     6,160       401,940
Common stock
 options, issued
  for services
Amortization of
 deferred
  compensation
Net loss                                                  (1,262,160)
---------------------------------------------------------------------
BALANCES,
DECEMBER 31,
 1996             5,292,238   $ 42,338  $ 13,460,958     (11,829,707)
=======================================================================

                         Deferred         Treasury
                         Compensation     Stock        Total
BALANCES,
JANUARY 1, 1996         ($ 263,065)       ($ 484,824)    ($66,446)
Preferred stock
 issued for:
Acquisition of
  Property                                                275,000
Common stock
 issued for:
Consulting
 Services                                                 533,841
Exercise of
 stock options                                             22,500
Conversion of
 Class B
  Preferred
Conversion of
 Class C preferred
Inventory and
 Rights                                                 1,000,000
Business
 Combination                                              408,100
Common stock
 options, issued
  for services
Amortization of
 deferred
  compensation             217,258                        217,258
Net loss                                               (1,262,160)
---------------------------------------------------------------------
BALANCES,
DECEMBER 31,
 1996                     ($45,807)         ($484,824) $1,143,093
=======================================================================

                      Class A           	Class B          Class C
                 Preferred Stock     	Preferred Stock   	Preferred Stock
                    Shares   Amount  	Shares   Amount   Shares    Amount

Preferred stock
 issued for:
 Cash, net of
  offering costs                        47,067     47

Cancellation of
 treasury stock
Cancellation of
 preferred stock in
  connection with
  litigation
   settlement                                           (125,000)  (125)

Common stock
 issued for:
Consulting
 services
Exercise of
 stock options
Accrued bonuses
Accounts payable
Business acquisition                    44,080     44
Common Stock
 options and
  warrants issued
Amortization of deferred
 compensation
Net loss
----------------------------------------------------------------------
BALANCES,
DECEMBER 31,
 1997             10,689   $  10        91,147    $91          0     $0
=======================================================================

                      Common Stock      Capital In      Accumulated
                                        Excess Of
                    Shares    Amount    Par Value      (Deficit)

Preferred stock
 issued for:
 Cash, net of
  offering costs                         262,703

Cancellation of
 treasury stock    (221,534)  (1,772)   (483,052)
Cancellation of
 preferred stock in
  connection with
  litigation
   settlement                           (124,875)

Common stock
 issued for:
Consulting
 Services           751,600    6,013     670,202
Exercise of
 stock options      150,000    1,200      73,800
Accrued bonuses     420,000    3,360     254,240
Accounts payable     20,000      160      13,040
Business
 acquisition                             386,856
Common Stock
 options and
  warrants issued                        434,025
Amortization of
 deferred
 compensation
Net loss                                                (3,614,222)
----------------------------------------------------------------------
BALANCES,
DECEMBER 31,
 1997             6,412,304  $51,299 $14,947,897      ($15,443,929)
=====================================================================

                          Deferred         Treasury
                         Compensation     Stock        Total

Preferred stock
 issued for:
 Cash, net of
  offering costs                                         262,750

Cancellation of
 treasury stock                            484,824
Cancellation of
 preferred stock in
  connection with
  litigation
   settlement                                           (125,000)

Common stock
 issued for:
Consulting
 Services                                                676,215
Exercise of
 stock options                                            75,000
Accrued bonuses                                          257,600
Accounts payable                                          13,200
Business
 acquisition                                             386,900
Common Stock
 options and
  warrants issued                                        434,025
Amortization of
 deferred
 compensation            45,807                           45,807
Net loss                                              (3,614,222)
-----------------------------------------------------------------
BALANCES,
DECEMBER 31,
 1997                  $      0                 0      ($444,632)
=================================================================

"See accompanying report of independent certified public accountants and notes to consolidated financial statements."

FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
(Formerly First Entertainment, Inc. and Subsidiaries)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 1997 and 1996

                                              1997                 1996
OPERATING ACTIVITIES
 Net loss                                 $ (3,614,222)   $ (1,262,160)
 Adjustments to reconcile net loss to
  net cash used in operations
   Depreciation and amortization               141,176         326,522
   Impairment write downs                    1,460,018
   Assets write downs included in
    discontinued operations                    445,596
   Litigation settlement                       150,000
   Debt settlements                                            (21,342)
   (Gain) on disposal of Image                                (413,704)
   Issuance of stock for services and common
    stock options and warrants, net          1,110,240         548,841
  Amortization of deferred compensation         45,807         217,258
  Minority interest in net loss of
 Subsidiary                                    (11,473)
 Changes in operating assets and liabilities:
   Receivables                                  (6,742)        130,369
   Inventories                                     366          (1,509)
   Other assets                                 (7,711)           (221)
   Accounts payable                             40,207          28,233
   Accrued liabilities                         (48,305)        369,492
   Cash (used in) discontinued operations                      (94,526)
-----------------------------------------------------------------------
NET CASH (USED IN) OPERATING ACTIVITIES       (295,043)       (172,747)
-----------------------------------------------------------------------

"See accompanying reports of independent certified public accountants and notes to consolidated financial statements."

FIRST ENTERTAINMENTHOLDING CORP. AND SUBSIDIARIES
(Formerly First Entertainment, Inc. and Subsidiaries)
Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 1997 and 1996

                                               1997              1996
INVESTING ACTIVITIES
 Capital expenditures                       (20,620)          	(16,147)
 Advances to related parties                (10,000)          (10,000)
 Repayment from related parties                               100,000
 Cash used in discontinued operations       (41,786)          	(29,513)
----------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES                        (72,406)           44,340
--------------------------------------------------------------------
FINANCING ACTIVITIES
 Principal payments on debt                 (51,380)	          (66,453)
 Proceeds from issuance of stock
  of subsidiary                              50,000	           150,000
 Proceeds from issuance of common and
  preferred stock, net                      337,750	            22,500
---------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                336,370           106,047
---------------------------------------------------------------------
NET (DECREASE) IN CASH
AND CASH EQUIVALENTS                        (31,079)          (22,360)

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR                            49,128	            71,488
---------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
END OF YEAR                                $ 18,049         $  49,128
======================================================================
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
 Interest paid                             $ 25,798          $ 98,054
=====================================================================
 Income taxes paid                         $      0          $     0
=====================================================================

"See accompanying reports of independent certified public accountants and notes to consolidated financial statements."

FIRST ENTERTAINMENT HLDING CORP. AND SUBSIDIARIES
(Formerly First Entertainment, Inc. and Subsidiaries)
Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 1997 and 1996

                                                 1997           1996
SUPPLEMENTAL SCHEDULE OF
NONCASH INVESTING AND
FINANCING ACTIVITIES
 Accounts payable and accrued expenses
  converted into common stock                   $ 270,800   $
=======================================================================
 Issuance of common stock for
  inventory and other licensing
   rights                                                   $ 1,000,000
=======================================================================
 Issuance of preferred stock
  for acquisitions                               $ 386,900  $   275,000
=======================================================================
 Note Payable issued in exchange for
  preferred stock                                $ 125,000  $
=======================================================================
 Mortgage notes assumed or provided in
  property acquisitions                          $          $   	150,000
=======================================================================
 Common stock and options and warrants
   issued for services                         $ 1,110,240  $   548,841
=======================================================================
 Common stock issued for investment
  in subsidiary                                             $   408,100
=======================================================================
 Liabilities assumed for investment
  in subsidiary                                $            $   	130,544
=======================================================================
 Conversion of liabilities assumed
  for investment in subsidiary
   to minority interest                        $            $	   100,000
=======================================================================
 Rights acquired for note payable              $            $   	800,000
======================================================================
 Inventory seized in settlement of note
  Payable                                      $            $   	800,000
=======================================================================
 Inventory seized resulting in accounts
  receivable, other                            $            $   	200,000
=======================================================================

"See accompanying reports of independent certified public accountants and notes to consolidated financial statements."

FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE A  NATURE OF BUSINESS AND GOING CONCERN

On December 15, 1997, First Entertainment, Inc. changed its state of incorporation from Colorado to Nevada and changed its name to First Entertainment Holding Corp. (the "Company" or "FEHC"). The change was effected by a merger of First Entertainment, Inc. into First Entertainment Holding Corp, a newly formed Nevada Corporation. Upon completion of the merger, the Colorado Corporation ceased to exist. The transaction was accounted for on a basis similar to a pooling of interests with no change in the historical financial statements of the Company. The newly formed Corporation had no operations prior to the merger.

The Company was originally incorporated as a Colorado corporation on January 17, 1985. The Company and its subsidiaries are involved in entertainment through several media; its live entertainment segment owns and operates a comedy club and its radio station, 100.7 "The Fox", operates in Gillette, Wyoming. In January 1998, the Company determined to discontinue the operations of its retail segment.

During the period from inception (January 17, 1985) to December 31, 1997, the Company has incurred cumulative net losses of approximately $15 million and, as of December 31, 1997, had an excess of current liabilities over current assets of approximately $1.4 million and is in default on approximately $386,000 notes payable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is dependent upon obtaining additional financing, and/or extending its existing debt obligations, and/or obtaining additional equity capital and ultimately achieving profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management's plans with regard to the Company's ability to continue as a going concern include continued raising of equity financing in the U.S. and/or international markets, restructuring of its debt obligations and undertaking mergers or acquisitions to improve market share or operational synergies and improving efficiency of operations. There are no assurances that any of these events will occur or that the Company's plan will be successful.

The Company does not have sufficient revenues to generate income from operations; therefore, it is necessary for the Company to increase revenues either by expansion or by acquisition or significantly reduce its operating costs. The Company has been able to issue stock for management and accounting services, thereby reducing the need for cash to pay for operating expenses. If the Company would be unable to issue stock for services, because there would be no liquidity for the stock, this would have a severe impact upon the Company and its ability to operate. The value of services paid by issuance of stock was approximately $676,000 in 1997 and $548,000 in 1996. Net cash used in operations was $295,000 in 1997 and, unless operations become more profitable, the Company most likely will not have sufficient cash for use in operations through December 31, 1999.

The Company believes that current cash, plus $213,000 in equity financing through September 30, 1998, are sufficient to meet its obligations through December 31, 1998.

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

NOTE B SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

		Inventories   Inventories are stated at the lower of cost or market
value (first-in, first-out basis).  Inventories are comprised of video cassettes and liquor supplies.

Property and Equipment   The Company has a library of master video
tapes and film cost inventory related to its video product line. Capitalized costs, when completed on acquisitions, are amortized over the estimated economic life of the master tape, generally not in excess of seven years. The excess, if any, of the capitalized costs of master tapes over anticipated gross revenues is charged to expense under SFAS No. 121.

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

License, Goodwill and Intangibles   Broadcast licenses, goodwill and
intangibles, recorded at cost, are amortized on a straight-line basis over a period of 10 to 20 years.

Periodically the Company reviews the recoverability of its intangible assets based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the intangible assets. Should the aggregate future cash flows be less than the carrying value, a write-down would be required measured by the difference between the discounted future cash flow and the carrying value of the intangible assets under SFAS No. 121.

Long Lived Assets

Long lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected undiscontinued future cash flow from the use of the assets and its eventual disposition is less than the carrying amount of the assets, an impairment loss is recognized and measured using the asset's fair value or discontinued cash flows.

Revenue Recognition   Video cassette sales and copyrighted materials
are generally recorded upon shipment. Broadcast and ad fees are recorded as revenue when the broadcast or ad is aired. Live Entertainment revenues are recognized at the time of the performance, generally nightly. Retail sales are recognized at the time the merchandise is sold and are net of returns.

Net Loss Per Share   As of December 31, 1997, the Company adopted Statement of
Financial Accounting Standards No. 128 "Earnings per Share" (SFAS No. 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Board Opinion
(APB No. 15), "Earnings per Share". SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. For all prior periods, weighted average and per share information has been restated in accordance with SFAS No. 128. The adoption of SFAS No. 128 did not effect earnings per share calculations for the years ended December 31, 1997 and 1996. For the years ended December 31, 1997 and 1996, total stock options and stock warrants of 908,375 and 95,000 were not included in the computation of diluted earnings per shares because their effect was anti-dilutive

Concentration of Risk   Financial instruments which potentially
expose the Company to concentration of credit risk consist primarily of cash equivalents and accounts receivable with the Company's various customers. The Company establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other information.

The Company maintains all cash in bank deposit accounts which at times may exceed federally insured limits. The Company has not experienced losses in such accounts.

Reclassifications   Certain balances in the 1996 consolidated
financial statements have been reclassified in order to conform to the 1997 presentation. The reclassifications had no effect on financial condition or results of operations.

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

Accounts Receivable, Accounts Payable and Accrued Liabilities Fair values of accounts receivables, accounts payable, and accrued liabilities are assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand.

Notes Payable   These notes substantially bear interest at a floating
rate of interest based upon the lending institutions prime lending rate. Accordingly, the fair value approximates their reported carrying amount at December 31, 1997 and 1996.

Mortgage Notes   Estimated based upon current market borrowing rates
for loans with similar terms and maturates.

The estimated fair values of the Company's financial instruments for continuing operations are as follows:

                          December 31, 1997   December 31, 1996
Financial Liabilities   Carrying  Fair       Carrying   Fair
 Notes Payable          Amount    Value      Amount     Value
  and Mortgage Notes   $1,281,496 $1,281,496 $1,060,876 $1,060,876

Stock Option and Award Plans The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for all stock option plans. Following the guidance of APB Opinion 25, compensation cost has been recognized for stock options issued to employees as the excess of the market price of the underlying common stock on the date of the grant over the exercise price of the Company's stock options on the date of the grant.

SFAS No. 123, "Accounting for Stock-Based Compensation', requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

Recent Accounting Pronouncements:

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" is effective for financial statements with fiscal years beginning after December 5, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect the adoption of SFAS No. 130 to have a material effect, if any, on its financial position or result of operations.

Statement of Financial Accounting Standards No. 131, "Disclosure about segments of an Enterprises and Related Information" is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, geographic areas in which they operate and their major customers. The Company has not adopted SFAS No. 131; but, it does not have a material effect on its results of operation for 1997 and 1996.

Statement of Financial Accounting Standards No. 132, "Employers" Disclosures about Pension and Other Post retirement Benefits' is effective for financial statements with fiscal years beginning after December 31, 1997. Earlier application is permitted. The new standard revises employers' disclosures about pension and other post retirement benefit plans but does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other post retirement benefits to the extent practicable, requires additional information on change in the benefit obligations and fair values of the plan assets that will facilitate financial analysis, and eliminates certain disclosure previously required when no longer useful. The Company does not expect the adoption of SFAS No. 132 to have a material effect, if any, on its results of operation.

The FASB has recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities": (?"FAS No. 133"). SFAS No. 133 established standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. This Statement is effective for fiscal years beginning after June 30, 1999. The Company has not yet determined the effect of SFAS No. 133 on its financial statement.

NOTE C  ACQUISITIONS

  Power Media

In July, 1996, the Company issued 770,000 shares of its restricted common stock, valued at $408,100, in exchange for 18,000 of the 25,000 then issued and outstanding shares of Power Media Communications International, Inc. (Power Media), or 72% ownership. Power Media was a substantially dormant company that had developed the concept of selling infomercial products in kiosks primarily located in retail malls. The Company purchased Power Media because it considered the concept viable and, with proper management and working capital, could be profitable.

At the time of the acquisition, Power Media had net liabilities of approximately $130,000, and as such, the total purchase price for Power Media was approximately $538,100. The acquisition of Power Media was accounted for as a purchase and the purchase price in excess of net assets acquired was allocated to goodwill. Amortization of goodwill was computed on a straight line basis over 10 years. Since operations of Power Media prior to the Company's acquisition were not material, no proforma information has been provided.

In November 1996, a new entity was formed called "The Best Of As
Seen on TV", Inc. ("ASOTV") for the purpose of acquiring all of the issued and outstanding common stock of Power Media and to provide original incorporators with ownership in ASOTV. The original incorporators of ASOTV were issued 464,000 shares of ASOTV for par value ($.001 per share), which included 220,800 shares issued to NMG, LLC, an entity owned by the wife of the president of the Company. ASOTV then issued 1,010,000 shares of common stock to the Company for their 18,000 shares of Power Media and issued 324,500 shares to an unrelated party for the remaining 7,000 shares of Power Media. In addition, ASOTV received a stock subscription from the previous owner of the 7,000 shares of Power Media to purchase approximately 325,000 shares of common stock of ASOTV for $150,000, of which $100,000 was received in 1996 and $50,000 received in 1997. In July 1997, the Company issued 100,000 shares of its common stock in exchange for 100,000 shares of ASOTV owned by NMG, LLC. As a result of the above transactions, ASOTV owned 100% of Power Media and the Company owned approximately 58% and 56% of ASOTV as of December 31, 1997 and 1996, respectively.

In March 1997, the Company terminated its unmanned kiosk operations, which it started in November 1996, when the leases to its first four locations were not renewed. Sales volumes at the unmanned kiosk locations were not sufficient for profitable operations. The Company turned its efforts to operating manned kiosks in major retail malls. Each kiosk was approximately 250 square feet and sold the top 50 selling infomercial products. Commencing August, 1997, the Company opened six manned kiosk locations in six retail malls located in the Denver metropolitan area. The sales volumes for the manned kiosks were less than projected and the operations were terminated January 31, 1998. Although the Company believes the concept is viable, it currently does not have the working capital necessary to further develop the concept. The results of operations of ASOTV for the years ended December 31, 1997 and 1996 are disclosed as discontinued operations.

Global Internet Corp

On May 1, 1997, the Company entered into an agreement with Global Casino, Inc. (Global Casino) to acquire 1,500,000 shares of common stock of Global Internet Corp. ("Global Internet") owned by Global Casino and a $375,000 note receivable from Global Internet owed to Global Casino in exchange for 30,000 shares of FEHC Class B Convertible Preferred Stock (Class B Stock). The 1,500,000 shares of common stock represents 50.3% of the issued and outstanding common stock of Global Internet. Each share of Class B stock is convertible into
12.5 shares of FEHC restricted common stock. At the time FEHC entered into the Agreement, FEHC did not have a sufficient number of authorized but unissued shares of common stock to allow for the conversion of the preferred stock to common stock.

In addition, the acquisition of Global Internet required the approval of the shareholders of FEHC. On December 5, 1997 the shareholders of FEHC approved
(i)the increase in the authorized shares of FEHC common stock and (ii) the acquisition of Global Internet Corp. For accounting purposes control of Global Internet did not change until December 5, 1997. December 5, 1997 is considered the acquisition date. The acquisition has been accounted for as a purchase and the excess of purchase price over net assets acquired was allocated to goodwill. The operations of Global Internet from December 5, 1997 have been consolidated with those of the Company.

In June 1997, FEHC also issued 14,080 of Class B convertible preferred stock to two officers of Global Internet, in exchange for $176,000 accrued but unpaid compensation. Global Internet owed the two officers compensation under the terms of long term employment agreements. For accounting purposes, the Class B convertible preferred shares issued were recorded on December 5, 1997, the date the shareholders of FEHC approved an increase in the authorized shares of common stock.

Global Internet was in the process of developing a virtual internet casino and had a Web Site Development and Maintenance Agreement (Development Agreement) with Electronic Data Systems (EDS) and DDB Needham to develop the web site for approximately $1,200,000, of which $300,000 had been expended to date on the web site development. FEHC was unable to obtain the financing needed to complete the web site development and the Development Agreement was terminated.

The ability of the Company to obtain the necessary financing to commence operations of a virtual internet casino is uncertain and as such the Company's investment in Global Internet was determined by management to be impaired. Included in the accompanying consolidated statements of operations for the year ended December 31, 1997 is an impairment write-off of approximately $558,000 representing the Company's investment in Global Internet.

The following unaudited pro forma summary presents information as if the acquisition of Global Internet had occurred at the beginning of each period presented. The pro forma information is provided for informational purposes only and does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.

Pro Forma Information  (Unaudited)

                                            1997          1996
Net Revenues                             $ 2,324,091   	$ 2,120,696

Net loss from continuing operations      $ (3,180,737) $ (2,096,634)

Net Loss per share, continuing operations	$       (.53) 	$       (.50)

NOTE D  DISCONTINUED OPERATIONS

In November 1995, the Board of Directors decided to discontinue the operations of Image Marketing Group, Inc. (Image). Accordingly, the assets of Image were written down to their estimated net realizable value resulting in a write down of $1.6 million as of December 31, 1995. In April, 1996, the Company sold Image to a former director for $1,000 resulting in a gain on the sale of Image of approximately $413,000. At the time of the disposition of Image, Image had liabilities in excess of assets of approximately $414,000.

In January 1998, the Company determined to discontinue the operations of ASOTV due to losses and lack of working capital to further develop the concept. Accordingly, the assets of ASOTV were written down to their estimated net realizable value resulting in a write down of $490,000 included in the accompanying statement of operations for the year ended December 31, 1997.

Revenues from discontinued operations were $174,799 and $18,756 for 1997 and 1996, respectively.

Summarized balance sheet data for the discontinued operations as of December 31, 1997 and 1996 is as follows:

                                           1997           1996
   ASSETS
   Cash                                  $ 9,289       $ 13,728
   Accounts receivable                     6,983         18,756
   Inventory                              66,482         27,539
   Other                                     100
---------------------------------------------------------------
  Total current assets                   82,854         60,023
   Goodwill                                             511,712
   Property, plant and equipment, net      8,673         29,513
--------------------------------------------------------------
   Total Assets                           91,527        601,248
---------------------------------------------------------------
  LIABILITIES
   Current liabilities                   144,578         24,211
 --------------------------------------------------------------
   Total Liabilities                     144,578         24,211
--------------------------------------------------------------
  Minority Interest                           0        163,787
--------------------------------------------------------------
  Net assets (liabilities) of
   discontinued operations            $ (53,051)      $413,250
===============================================================

NOTE E   NOTES PAYABLE AND LONG-TERM DEBT

The Company is in default under the terms of approximately $386,000 of its debt obligations for non-payment. Substantially all of the Company's assets are pledged as collateral to one or more obligations. Notes that are not in compliance are classified as current liabilities. Notes payable and long term debt is summarized as follows:

                                             December 31,
                                           1997         1996
   Notes payable, First National
    Bank Gillette (1)                     $ 422,152   $	458,719
    Note payable to the
     State of Wyoming(2)                    300,000    300,000
    Notes payable, litigation (7)           275,000          0
    Mortgage note payable(3)                144,665    149,561
    Mortgage note payable(4)                 53,883     54,390
    Note payable, creditor(5)                19,224     19,224
    Various notes payable individuals
     and companies(6)                        66,572     78,982
--------------------------------------------------------------
                                          1,281,496  1,060,876
    Less current portion                    850,376    861,392
--------------------------------------------------------------
    Long-term debt                        $ 431,120  $ 199,484
==============================================================

	Future maturities of debt as of December 31, 1997 are as follows:

     1998                    $ 850,376
     1999                      238,471
     2000                        6,171
     2001                       58,683
     2002                        6,631
     Thereafter                121,164
     Total                  $1,281,496
                                  ==========

 (1) The Notes payable to First National Bank of Gillette are revolving notes payable that are renewed annually. Currently the notes bear interest at 10.5% per annum and require monthly principal and interest of $6,500. The notes are collateralized by substantially all the assets of the radio station in Gillette, Wyoming except for the real estate.

(2) In February 1989, the Company borrowed $300,000 from the State of Wyoming for the purpose of purchasing equipment, inventory and to provide working capital necessary to establish a video duplicating facility. As of December 31, 1997, the Company had not yet established an operating duplicating facility and was in violation of several of the compliance requirements of this note. Although the note, by its original terms, is not due until March 1, 1999, the State of Wyoming has deemed the note to be currently due as a result of the violations of the compliance requirements. The note, with default interest at 16.5 percent, is due in daily installments of $150, and is collateralized by the Company's master tape library.

 (3) Note payable, trust; interest at 9.5%; monthly principal and interest of $1,500; final payment due October 2012;
collateralized by real property.

	(4) Note payable to mortgage company; interest at 8.015% per annum; monthly principal and interest payments of $403 for 59 months with a balloon payment of $52,300 due May 15, 2000;
collateralized by real estate.

 (5) Note payable to a trade creditor dated October 21, 1993;
interest at 10 percent; due on May 1, 1996; collateralized by the Company's master tape inventory and subordinated to previously filed liens.

 (6) Various notes payable in default; due to various individuals and companies with rates ranging from 10 to 21 percent per annum.

 (7) Notes payable due to two individuals in connection with litigation settlements subsequent to December 31, 1997. The first note for $125,000 bears interest at 9.5% per annum and is due March 31, 1999. The second note for $150,000 bears interest at 10% per annum and is payable in installments of $25,000 for the first month and of $5,000 per month thereafter until July 15, 1999 at which time all unpaid principal and interest are due. This note is secured by the stock of FEHC wholly owned subsidiary, Quality Communications, Inc, which operates the Company's radio station.

The weighted average interest rate on short-term borrowings was 13.49% and 14.54% for 1997 and 1996, respectively.

NOTE F   STOCKHOLDERS' EQUITY

On December 15, 1997 First Entertainment, Inc. (FEI) (a Colorado Corporation) was merged into First Entertainment Holding Corp.
(FEHC) (a Nevada Corporation) following a special shareholders meeting on December 5, 1997 in which the shareholders approved a name change and a change in the state of incorporation from Colorado to Nevada. As a result of the merger, all of the issued and outstanding shares of FEI were exchanged for the same amount of shares of FEHC. FEHC is the surviving corporation and, effective with the merger, FEI ceased to exist. FEHC has authorized capital stock consisting of 50,000,000 shares of common stock, $.008 par value and 5,000,000 shares of preferred stock, $.001 par value. The Board of Directors has the authority to issue preferred shares in series and determine the rights and preferences of each series.

A total of 1,500,000 shares of preferred stock has been designated as Class A, 7% cumulative, non-participating convertible preferred stock, had a mandatory redemption on November 18, 1996.
Liquidation preference is approximately $15,000. Each class A share may be converted into two shares of common stock. The Class A Preferred Stock has not been redeemed as of December 31, 1997.

A total of 1,000,000 shares of preferred stock has been designated as Class B, 6% cumulative dividend, paid quarterly, if and then declared, redeemable by the Corporation at face value and each share of class B is convertible into 12.5 shares of common stock. The rights of the class B shall be subordinate to Class A.

A total of 1,000,000 shares of preferred stock has been designated as Class C, non-dividend and each share is convertible into common stock at a conversion price equal to the average 30 day bid price of the common stock on the date of conversion. The rights of the class C shall be subordinate to Class A and Class B.

On April 9, 1996, the Board of Directors approved a 4 for 1 reverse stock spilt. Accordingly, all references in the consolidated financial statements to average number of shares outstanding and related prices, per share amounts, common stock purchase rights, stock option plan data and shares issued have been restated to reflect the reverse stock split.

In connection with the acquisition of Global Internet Corporation, the Company entered into an agreement with two officers of Global Internet on June 16, 1997 whereby the Company would issue 14,080 shares of Class B convertible preferred stock in exchange for $176,000 of debt owed to the two officers by Global Internet.

In 1997, the Company issued 751,600 shares of common stock for consulting and other services valued at $676,215 (includes $252,000 in services from related parties) or an average of $.90 per share. In 1996, the Company issued 532,700 shares of common stock for consulting and other services valued at $533,841 (includes $240,000 in services from related parties) or an average $1.00 per share. In 1997, the Company also issued 440,000 shares of common stock in settlement of accrued bonus's to consultants and employees and accounts payable totaling $270,800. Stock bonus's accrued for related parties was $168,000.

In 1997, the Company issued 47,067 shares of Class B Convertible Preferred Stock for $262,750, which was net of offering costs of $39,750. The Company also issued 150,000 shares of common stock upon exercise of common stock options receiving proceeds of $75,000.

In 1997, the Company cancelled 221,534 shares of common stock held as treasury of which 144,409 represented shares returned to the Company in connection with a litigation settlement with Image Marketing Group (Note K); 50,000 represented the cancellation of common stock held by a bank as collateral on a note payable and 27,125 represented shares previously held by First Films, Inc.

Common Stock Options   In June 1994, the Company adopted a Non-
Qualified Stock Option Plan, under which the Company's Board of Directors are authorized to issue options to purchase up to 62,500 shares of the Company's common stock to qualified employees, officers and directors of the Company. The option price may be changed at the discretion of the Board of Directors. No options have been issued under this plan. During 1997 and 1996, the Company has also issued other non-qualified stock options to non-employees under terms and at prices deemed appropriate by the Board of Directors.

	The following is a summary of the number of shares under option:

                                                  Weighted
                                                  Average
                                 Non-Qualifying   Exercise   	Expiration
                                 Stock Options    Price      	Dates

Balance, January 1, 1996       95,000          $ 3.49     	1996-1998
         Granted               50,000             .75          1996
            Exercised            (50,000)            .75
         Expired____________________________________________________
----------------------------------------------------------------------
   Balance, December 31, 1996     95,000            3.49
            Granted              400,000             .79     1999-2002
         Exercised           (100,000)            .50
            Expired/Rescinded   (285,625)           2.39_______________
-----------------------------------------------------------------------
   Balance, December 31, 1997    109,375          $ 2.91     1998-2002
============================================================================

The following table summarized information about stock options outstanding and exercisable as of December 31, 1997:

                                            Weighted
                                             Average         	Weighted
      Range of             Number           Remaining        	Average
  Exercise Prices       Outstanding &      Contractual       Exercise
  From     To           Exercisable        Life in Years     Price
  $ 6.40   $	10.48         9,375                0.75          $ 7.22
  $  .50   $	 1.25       100,000                2.50          $  .87
                        109,375                2.00          $ 2.91
===================================================================

Options issued to non-employees in 1997 resulted in compensation expense in 1997 of $78,617 under SFAS 123.

Subsequent to year end an option was issued to purchase 300,000 shares of common stock at $.40 per share. The option is exercisable for a period of one year.

NOTE G COMMON STOCK WARRANTS

In connection with a settlement agreement between the Company and Balzac, Inc, a warrant was issued to Balzac to purchase 500,000 shares of the Company's common stock at $1.00 per share.

The warrant, issued at fair market value, is exercisable for a period of five years and expires April, 2002.The issuance of these warrants to Balzac resulted in compensation expense of $315,453 in 1997 under SFAS 123.

In connection with the private sale of Class B convertible preferred stock, the Company granted to the Underwriter a warrant to purchase 300,000 shares of the Company's common stock at $1.00 per share.
The warrant, issued at fair market value, is for consideration of future consulting services and expires July, 1999. The issuance of these warrants to the Underwriter resulted in compensation expense of $33,434 in 1997 under SFAS 123.

In addition, the two officers of Global Internet have the option, for a period of five years, to exchange any or all of their 600,000 shares of common stock of Global Internet into FEHC common stock at a rate of one share of FEHC for four shares of Global Internet. In addition, for each share exchanged the officers of Global Internet will receive one warrant to purchase one share of FEHC common stock at $1.25 a share.

The Company has elected to continue with the accounting treatment for stock options and warrants issued to employees under APB 25, which is an intrinsic value-based method, and has not adopted SFAS
123, which is a fair-value based method of accounting for stock options. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions, used for grants in 1997; dividend yield of 0%, expected volatility of .1%, risk free interest rate of 6%, and expected lives of 5 years for the stock award. Had compensation costs been determined based on the fair value at the grant date for stock option and stock warrant grants to employees consistent with the method of SFAS No. 123, the Company's net loss from continuing operations and net loss per share from continuing operations would have increased as indicated below for the year ended December 31, 1997.

Net(loss)from continuing operations, as reported      ($2,882,769)
Net (loss) from continuing operations, pro-forma      ($2,898,513)
    Net (loss) per share, continuing operations
    basic and diluted, as reported                              ($.48)
    Net (loss) per share, continuing operations basic
    and diluted, pro-forma                                      ($.48)

NOTE H   INCOME TAXES

The tax effects of temporary differences and carryforward amounts that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1997 and 1996 are:

  Deferred tax assets:                         1997            1996
    Net operating loss carryforwards       $ 5,466,000     $ 	4,195,000
    Property, equipment, other assets, net      (6,000)         42,000
    Stock bonus accrual                                         95,000
    Litigation settlement                      102,000          43,000
    Discontinued operations                   (181,000)
    Other	                                      88,000          25,000
   ------------------------------------------------------------------
    Total gross deferred tax assets          5,469,000       	4,400,000
    Less valuation allowance                (5,469,000)     (4,400,000)
   -------------------------------------------------------------------
    Net deferred tax assets                $         0     $         0
======================================================================

    A valuation allowance has been recorded equal to the net deferred tax asset, as management was not able to determine if it is more likely than not that the deferred tax assets will be realized.

The valuation allowance increased $1,069,000 in 1997 and $561,000 in 1996.

The following summary reconciles the income taxes at the statutory rate of 34% in 1997 and 1996 with the actual taxes:

                                              1997           1996
Benefit computed at the statutory
rate-continuing operations                   $ (980,000)    $ (551,000)
Discontinued operations                        ( 89,000)       (10,000)
Valuation allowance                           1,069,000        561,000
----------------------------------------------------------------------
Provision for income taxes                   $        0     $        0
----------------------------------------------------------------------

As of December 31, 1997, net operating loss carryforwards were approximately $14 million. Utilization of certain portions of this amount is subject to limitations under the Internal Revenue Code.
Carryforward amounts expire at various dates through 2017.

NOTE I  RELATED PARTY TRANSACTIONS

In April 1996, the Company acquired the office building and land which houses its radio station and the land occupied by its radio tower for $425,000 from a trust controlled by a former officer of the Company. The Company issued 275,000 shares of Class C Preferred Stock valued at $275,000 and a mortgage note in the amount of $150,000. In 1996, Class C Preferred Stock valued at $150,000 was converted into 150,000 shares of common stock. In connection with litigation settlement, the remaining preferred stock valued at $125,000 was returned to the Company in exchange for a mortgage note of $125,000.

Commencing April 1995, the Company contracted out some administrative, management and accounting functions of the Company to a company wholly owned by the former president and director of the Company. Monthly fees for such services were $21,000 for 1997 and $20,000 for 1996. Total annual fees paid by the issuancw of common stock for 1997 and 1996 were $252,000 and $240,000 each year, respectively. The affiliated company sub-leases office space from the Company on a month-to-month lease for $500 per month. In addition, in 1996 the Company accrued a stock bonus of $168,000 due to the service company payable in common stock which was issued in February 1997. The stock bonus award was based on recognition of prior services provided to the Company.

In July 1997, the Company acquired 100,000 shares of common stock of ASOTV from NMG, LLC, an entity owned by the wife of the president, in exchange for 100,000 shares of common stock of the Company. The value of the common stock issued to NMG, LLC, $50,000, has been classified as officer compensation in the accompanying consolidated statements of operations.

Consulting fees were paid to the wife of the President for the years ended December 31, 1997 and 1996 in the amount of $5,500 and $12,000, respectively. The amounts paid to the wife of the President have been classified as officer compensation in the accompanying consolidated statement of operations.

NOTE J   COMMITMENTS

   Lease Commitments   The Company has long-term operating lease
agreements for office space, building and certain equipment. Future minimum lease payments required under long-term leases in effect at December 31, 1997 are as follows:

          1998       $118,537
          1999        131,056
          2000        112,008
          2001        108,401
          2002         77,976

Rent expense for continuing operations was $176,765 and $165,047 in 1997 and 1996. Rent expense for discontinued operations was $77,365 in 1997 and $0 in 1996.

Commencing September,1998 the Company subleased its executive space under the terms of a four year sublease. The Company has not been relieved of its primary obligation due under the original lease with the lessor. The sublease calls for payments of $6,824 per month for 48 months commencing September 1, 1998.

NOTE K   LITIGATION

FEHC knows of no litigation pending, threatened, or contemplated, or unsatisfied judgments against it, or any proceedings of which FEHC or any of its subsidiaries is a party, except as specified below. FEHC knows of no legal actions pending or threatened, or judgment entered against any of its officers or directors or any of its subsidiaries in their capacities as such, except as specified below.

In January 1996, the Company, AB Goldberg, Harvey Rosenberg and several other related and unrelated third parties were named as defendants in a lawsuit filed by Sterling Consulting Corporation as Receiver for Indian Motorcycle Manufacturing, Inc.("IMMI") The Complaint alleges interference by defendants in the business of IMMI, conflicts of interest of AB Goldberg, breach of fiduciary duty, unjust enrichment and bankruptcy fraud.

In July 1996, the Company filed suit against the Receiver alleging intentional interference of contracted relationships and breach of licensing agreements.

In February 1997, the Company agreed to terms of a Settlement
Agreement with the Receiver whereby the Company would relinquish all rights to the Indian Motorcycle Trademark and pay the Receiver approximately $114,000. (see Item 1, Other Business Developments)

In March 1997, the Company commenced legal proceedings against Image Marketing Group, Inc. and Harvey Rosenberg ( a former officer of the Company) , Burt Katz (a former director of the Company) and Michael Katz, individually, for collection of approximately $700,000 in advances to Image Marketing. Image Marketing Group, Inc was purchased by the Company from Burt Katz, Michael Katz and Harvey Rosenberg in September 1994. From September 1994 to November 1995 the Company advanced Image approximately $700,000. In November, 1995, the Company determined to discontinue the operations of Image due to substantial losses and demanded repayment of the advances to Image. Image was unable to repay the advances; therefore, the Company commenced legal proceedings against Image and its former shareholders. In July 1997, a settlement was reached with Image Marketing Group, Harvey Rosenberg, Burt Katz and Michael Katz whereby 144,410 shares of FEHC common stock held by the defendants were returned to FEHC. The shares returned were cancelled and returned to treasury.

In 1997, the Company commenced legal proceedings against HK Retail Concepts for breach of contract. The claims are for damages of approximately $50,000. The Suit was filed in Denver District County Court in May 1997 and is waiting trial in January 1999.

In May 1997, David Spolter and Faige Spolter (Spolter) filed a lawsuit against FEHC in the Superior Court of the State of California. The plaintiffs alleged various federal and state securities violations and sought recovery of their $75,000 investment plus damages. On July 1, 1998, Spolter and FEHC entered into a settlement agreement whereby FEHC agreed to pay Spolter $150,000. $25,000 was paid upon execution of the Settlement Agreement and the remaining $125,000 shall be payable in monthly installments of $5,000 a month until July 15, 1999 at which time all unpaid principal and interest shall become due and payable. The note bears interest of 10% per annum. FEHC agreed to pledge all of its stock of its wholly owned subsidiary, Quality Communications, Inc. and to provide a security interest in all assets of Quality Communications, Inc. In the event of default, the amount due shall be $180,000 plus interest at 10% from June 1, 1998, less amounts previously paid. Any unpaid amounts shall be due and payable upon sale of the radio station in Gillette, Wyoming.

In 1997, Sharon K. Doud filed a civil action against FEHC, AB Goldberg and Quality Communications for breach of contract, fraud and misrepresentation for failure to convert Class C Convertible Preferred Stock into 91,240 shares of common stock. In April 1998, a settlement agreement was reached between FEHC and Sharon Doud whereby FEHC was required to pay $6,150 in legal fees, issue a promissory note in the principal sum of $125,000 bearing interest at 9.5% per annum due March 31, 1999 and cancel the Class C Convertible Preferred Shares.

In June 1996, Frank P. D'Alessio, a former director of the Company, commenced an action against A.B. Goldberg, president and director of the Company, Nannette Goldberg, wife of A.B. Goldberg, Sara Goldberg, mother of A.B. Goldberg, Cohig & Associates, Neidiger Tucker Brunner, Inc, Hanifin, Inhoff, Inc., Southwest Securities, Inc., Paul Davis and Mike Zenhari in the United States District Court for the District of Colorado.

The suit alleges that the plaintiff (Mr. D'Alessio) was defrauded by the defendants pursuant to security transactions involving shares of common stock purchased by plaintiff in Video Communications and Radio, Inc. (now First Entertainment Holding Corp.). The defendants have strenuously denied any violations of any state or federal statutory or common law.

On October 1, 1996, the plaintiff and the defendants entered into a Settlement Agreement and Mutual Release. The Settlement Agreement required A.B. Goldberg to deliver to the plaintiff 150,000 shares of common stock of First Entertainment Holding Corp. by August 1, 1997, and such shares will be registered in a Form S-3 filed with the Securities and Exchange Commission. In addition, Mr. Goldberg was to deliver to plaintiff a certified or cashier's check in the amount of $20,000 by May 5, 1997.

On November 19, 1996, 50,000 shares of common stock of FEHC were transferred to Mr. D'Alessio from Mr. Michael Payne, a shareholder of the Company. In July 1996, Mr. Payne had been issued 554,000 shares of common stock of FEHC in exchange for his shares of common stock of Power Media (see Note C). In July 1997 100,000 shares of common stock of FEHC were issued to NMG, LLC, an entity owned by the wife of the President of the Company, in exchange for 100,000 shares of ASOTV. (see Note C). On July 29, 1997, the 100,000 shares of common stock acquired by NMG, LLC were transferred to Mr. D'Alessio.

The value of the common stock transferred to Mr. D'Alessio, $76,500, has been classified as officer compensation to A.B.
Goldberg in the accompanying consolidated statements of operations.

NOTE L   FOURTH QUARTER ADJUSTMENTS

During the fourth quarters of 1997 and 1996, the Company recorded the following year-end adjustments, which it believes are material to the results of that quarter:

                                                 1997    	    1996
Effect of Balzac dispute resolution
(see Note M):
  Decrease in inventory                                  $ 	1,000,000
  Decrease in notes payable                              $   	800,000
  Increase in accounts receivable                        $   200,000

Effect of Indian Motorcycle settlement
(See Note K and M):
 Decrease in receivables                                 $   143,000
 Decrease in certain rights                              $   300,000
 Increase in accrued settlement                          $   114,000
 Decrease in stockholders' equity                        $   300,000
 Decrease in amortization expense due
 to the above                                            $   127,500
 Write-down of assets, including goodwill
 of discontinued operations of ASOTV to net
   realizable value                          $   490,000
 Impairment write down of Balzac
  note receivable                            $   902,000
 Impairment write down of Global Casino's
  Investment                                 $   558,000
 Compensation for issuance of common stock
   options and warrants                      $   434,025

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

   The exclusive license agreement for Australia was acquired for $800,000 and was payable within five years based upon a formula of 60% of net profits from the sale of Balzac products in Australia. The inventory and other assets were acquired by issuing 1,100,000 shares of the Company's restricted common stock valued at $1.0 million.

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

   In April 1997, Balzac and the Company entered into an agreement whereby Balzac will buy back the Australian Licensing Agreement for $800,000 and will repay the Company $200,000 which was the difference between the value of the seized inventory and the obligation under the licensing agreement. The $200,000 is classified as an account receivable, other in the accompanying consolidated balance sheet at December 31, 1997. The $1,000,000 will be repaid over forty months at 8% per annum. The $1,000,000 will be repaid to the Company through the sale, by Balzac, of 1,000,000 of the Company's shares of common stock owned by Balzac.

The ability of Balzac to sell all 1,000,000 shares held by Balzac at a price of $1.00 to repay its obligation was determined by management to be unlikely. As of December 31, 1997 the note receivable from Balzac was determined to be impaired and was written down to its net realizable value of $81,340 resulting in an impairment loss of $902,018.

NOTE N SUBSEQUENT EVENTS

In April and June 1998, the Company settled two lawsuits against the Company resulting in payables to the plaintiffs totaling $275,000
(See Note K).

For the nine months ended September 30,1998 the Company sold 771,667 shares of common stock and 16,000 shares of convertible preferred stock for $202,050, net of offering costs. On June 16, 1998 the Company issued a stock option to purchase 300,000 shares of common stock for $.40 per share. The option is exercisable for a period of one year.

On September 15, 1998, the Company entered into a definitive agreement with SportsNet, Inc. (SNI) The effective date of the Agreement will be ten days after the following two events have occurred; (i) SNI has completed a financing of not less than $1,000,000 and (ii) the Company has entered into a contract with a credit card processor for participants in the Games satisfactory to both the Company and SNI. The Agreement, if and when it becomes effective, will continue in effect as long as the Company has a valid internet gaming license issued by the Commonwealth of Dominica or will terminate upon revocation of such license by the Commonwealth of Dominica.

Under the Agreement, the Company, at its sole cost and expense, will be responsible for providing physical facilities, communications installation, phone lines and maintenance necessary to accommodate and interface with computer hardware located in Dominica. In addition, the Company must provide adequate insurance coverage for the equipment owned by the Company and SNI. The Internet Gaming License issued by the Commonwealth of Dominica requires the Company to hire five (5) people at the prevailing wage for the term of the license and pay 5% of gross revenues derived from the internet gaming revenue but not less than $25,000 per year to the Commonwealth of Dominica.

In June, 1998 FEHC signed a non-binding letter of intent with Intelek, LLC ("Intelek") to form a joint venture with Intelek for the purpose of developing and promoting entertainment sites on the internet.

FEHC will invest in and receive 50% of the revenues from new sources of internet traffic from multiple adult entertainment sites presently being operated by Intelek. FEHC would invest $250,000 and issue 250,000 shares of its restricted common stock to Intelek, Inc. FEHC would receive a preferential payment of the first $250,000 from the new sources of revenue thereafter, FEHC would receive 50% of all revenues received from new sources of internet traffic developed. Upon receipt of $250,000 FEHC would be obligated to issue an additional 250,000 shares of restricted stock.

Consummation of this agreement is subject to a number of conditions including the negotiation of a definitive agreement, completion of due diligence, approval of the transaction by the Board of Directors of both companies and approval of any necessary governmental authorities. Due to the contingencies involved, FEHC is unable to predict if or when the transaction will be consummated.

NOTE O    SEGMENT INFORMATION

Financial information by industry segments for the years ended
December 31, 1997 and 1996 is summarized as follows:

                                         Live          Other
                   Radio     Video    Entertainment  Segments (1)(2)

FOR THE YEAR
 ENDED
  DECEMBER 31,
   1997
Revenue
 Unaffiliated      $771,992  $ 50,239 $ 1,389,533      	$ 112,327
 Revenue
  affiliated                                              175,956
 Operating
  income
   (loss),
   continuing
    operations      104,000  (31,732)	     193,471      (3,065,854)
 Identifiable
  Assets          1,317,535  985,982      337,063       1,318,719
 Depreciation
 and amortization    87,100   35,525        4,105          14,446
 Capital
  Expenditures       10,144        0        5,224           5,252

                          Eliminations     Consolidated
FOR THE YEAR
 ENDED
  DECEMBER 31,
   1997
Revenue
 Unaffiliated            $        0          $ 2,324,091
 Revenue
  Affiliated               (175,956)
 Operating
  income
   (loss),
   continuing
    operations                                (2,800,115)
 Identifiable
  Assets                 (2,330,567)           1,628,732
 Depreciation
 and amortization                                141,176
 Capital
  Expenditures                                    20,620

                                          Live          Other
                    Radio     Video    Entertainment  Segments (1)(2)

FOR THE YEAR
 ENDED  DECEMBER 31,
  1996
Revenue
 Unaffiliated       $ 713,322 $ 105,618 $ 1,255,735    $   46,021
 Revenue
  Affiliated                                              175,956
 Operating
  income (loss),
  continuing
   operations          51,606  (110,865)     84,134     (1,564,782)
 Identifiable
  Assets            1,383,683 	1,005,280     259,776      2,558,430
 Depreciation
  and amortization     77,549   207,000       3,841         38,132
Capital expenditures  439,193                 1,322         30,145


                           Eliminations     Consolidated
FOR THE YEAR
 ENDED
  DECEMBER 31,
   1996
Revenue
 Unaffiliated            $        0          $ 2,120,696
 Revenue
  Affiliated               (175,956)
 Operating
  income
   (loss),
   continuing
    operations                                (1,539,907)
 Identifiable
  Assets                 (2,162,377)           3,044,792
 Depreciation
 and amortization                                326,522
 Capital
  Expenditures                                   470,660


(1) Other segments represents the operations of the parent company which is primarily responsible for incurring general and administrative expenses. Identifiable assets are essentially investments in subsidiaries which are eliminated in consolidation.

(2) Identifiable assets includes net assets of discontinued operations in 1996 of $413,250.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 6, 1998, the Company was informed by its independent auditors, BDO Seidman, LLP of BDO Seidman, LLP's resignation, effective that date. The reports on the consolidated financial statements of the Company for each of the two fiscal years in the period ending December 31, 1996 did not contain any adverse opinion or disclaimer of opinion and were not qualified as to audit scope or accounting principles. However, the reports of BDO Seidman, LLP did contain an explanatory paragraph relative to a going concern uncertainty. There were no accounting disagreements with BDO Seidman, LLP that resulted in their resignation.


PART III

Item 9. Directors , Executive Officers , Promoters and Control
Persons

Information concerning the Directors and Executive Officers of the Company is as follows:

                                           Tenure as Officer
Name                  Age     Position     or Director
[C]                   [C]     [C]          [C]
A. B. Goldberg        50      Director     April 1993 to present
                              President    Commencing February
and Chief     1995
                              Executive
                              Officer

William Rubin         38      Director     November 1998 to present

Dr. Theodore Jacobs   66      Director     November 1996 to August
                                           1998

Dr. Nick Catalano     57      Director     March 1992 to August 1998

Cindy Jones           43	      Secretary and April 1994 to present
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

William "Bill" Rubin is a commercial loan officer having served as a vice president with various financial institutions. Mr. Rubin's responsibilities included underwriting and originating construction and real estate loans, workout and restricting of real estate loans management of loan portfolios in excess of $150 million. Mr. Rubin earned a BBA in Finance and Accounting from Southern Methodist University in 1983. Mr. Rubin serves as a director for Assets Management.

Dr. Nick Catalano is presently serving in his twenty-fourth year as professor of English Literature, Communications and music at Pace University, New York City. He is also the University's director for the Performing Arts. Over the past several years, he has been a writer/producer for several television network shows, including The Bill Cosby Show, PBS documentaries, Doug Hennings' The World of Illusion, and TV specials for Richard Belzer on HBO. Dr. Catalano has produced travelogue videos for Video Trips on Greece, the Greek Islands, Utah, St. Martin and is currently completing the Hamptons. In addition, he is the founder of "The Big Apple Comedy Showcase" at Pace University, now in its 18th year. It is the oldest college comedy series in the country. Mr. Catalano resigned effective August 29, 1998.

Dr. Theodore Jacobs, M.D. graduated from New York Medical College in 1955 where he was honored by achieving the highest award to a graduating medical student. Dr. Jacobs was Board Certified in Internal Medicine in 1962 and Re-Certified in 1977. Since 1963, Dr. Jacobs has worked in private practice in Internal Medicine in an office in Las Vegas, Nevada. Dr. Jacobs has served as a member of the Nevada State Board of Medical Examiners, serving for fifteen years as president from 1980 to 1995. Dr. Jacobs is currently a Clinical Professor of Medicine, University of Nevada School of Medicine and Member, Advisory Board to the Dean of the School of Medical Sciences, University of Nevada/Reno. Dr. Jacobs is a member of the Board of Directors of Nevada Dance Theater, Las Vegas Symphonic and Chamber Music Society and the Nevada Opera Theater. Dr. Jacobs has received numerous awards for outstanding achievement and contributions to his profession and community. Dr. Jacobs was a member of the Board of Directors of Power Media Communications International, Inc. Dr. Jacobs resigned effective August 7, 1998.

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

Item 10. Executive Compensation

Only one executive officer received cash compensation in excess of $100,000 during the fiscal year ended December 31, 1997 and 1996. Compensation does not include minor business-related and other expenses paid by the Company for its officers during fiscal year 1997 and 1996, nor the personal usage of a Company automobile. Such amounts in the aggregate do not exceed $10,000. The Company's Chief Executive Officer, A.B. Goldberg received compensation of $148,000, and $96,000 for 1997, and 1996, respectively. Amounts paid to the wife of A.B. Goldberg in the amounts of $12,000 and $5,000 for 1997 and 1996 have been recorded as officer compensation. In addition, the value of common stock transferred to NMG, LLC in connection with litigation settlement are classified as officer compensation. (See
Part I Item 3)

From time to time, the Company has granted shares of its common stock as additional compensation to its officers and key employees for their services, as determined by the Company's Board of Directors. During 1997 and 1996, no shares were granted to officers or key employees.

As of December 31, 1997, the Company had no group life, health, hospitalization, medical reimbursement or relocation plans in effect which discriminates, in scope, terms, or operation, in favor of officers or directors of the Company and that are not generally available to all salaried employees. Further, the Company has no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of the Company.

The Company does not pay members of its board of Directors any fees for attendance or similar remuneration, but reimburses them for any out-of-pocket expenses incurred by them in connection with Company business.

Summary Compensation Table
                  Annual Compensation        Long term
                                               Awards              Payouts
  (a)       (b)    (c)   	(d)   (e)    (f)        (g)       (h)      (i)
Name and                        Other  Restricted Underlying         All Other
Principal                       Annual  Stock     Options   LTIP  Compensation
Position                        Compen- Award(s)  SARs(#)  Payouts      ($)
          Year   Salary($)Bonus($)sation ($)        ($)      ($)

A.B.
Goldberg  1997   $24,000        $47,500  $76,500
President
and       1996   $24,000        $72,000
Chief
Executive
Officer

Item 11. Security Ownership of Certain Beneficial Owners and
Management

The following table sets forth certain information regarding ownership of the Common Stock of the Company as of July 31, 1998 by
(I) each person known by the Company to be the beneficial owner of more than 5 percent of the outstanding common stock of the Company;
(ii) each director of the Company; and (iii) all executive officers and directors of the Company as a group.

Names and Addresses                            Beneficial   Percent
  of Beneficial Owner                          Ownership    of Class
Balzac, Inc.                                      975,000   11.5%
7887 E. Belleview, Suite 1114
Englewood, CO 80111

Creative Business Services, Inc.              (2) 577,366    6.8%
5495 Marion Street
Denver, CO 80216

A. B. Goldberg                                (1)  22,338     .3%
7887 E. Belleview, Suite 1114
Englewood, CO 80111

William Rubin                                 (4) 183,670    2.2%
313 East Fort Ave.
Baltimore, MD 21230

Cindy Jones                                             0      0%
7887 E. Belleview, Suite 1114
Englewood, CO 80111

Nick Catalano                                 (3)  23,050     .3%
189-32 44th Avenue
Flushing, NY  11358

Dr. Theodore Jacobs
1999 Broadway, Suite 3135                     (3) 138,859    1.6%
Denver, CO  80202

Officers and Directors                            206,008    2.4%
as a Group (2 persons)

(1) Include shares owned by Nannette Goldberg, wife of A.B. Goldberg Director of Company and shares owned by his mother and his two children. There are no stock options issued or outstanding to A.
B. Goldberg.

(2) Includes shares owned by Doug Olson, president and sole shareholder of Creative Business Services.

(3) Form 4 and 5 required to be filed for changes in beneficial ownership have not been timely filed by these directors who have resigned August, 1998.

(4) Includes 6,347 shares of Class B convertible preferred stock convertible into 79,337 shares of common stock.

Item 12. Certain Relationships and Related Transactions

In April 1996, the Company acquired the office building and land which houses its radio station and the land occupied by its radio tower for $425,000 from a trust controlled by a former officer of the Company. The Company issued 275,000 shares of Class C Preferred Stock valued at $275,000 and a mortgage note in the amount of $150,000. In 1996, Class C Preferred Stock valued at $150,000 was converted into 150,000 shares of common stock. In connection with litigation settlement, the remaining preferred stock valued at $125,000 was returned to the Company in exchange for a mortgage note of $125,000.

Commencing April 1995, the Company contracted out some administrative, management and accounting functions of the Company to a company wholly owned by the former president and director of the Company. Monthly fees for such services for 1997 and 1996 were $21,000 and $20,000 respectively. Total annual fees paid for 1997 and 1996 were $252,000 and $240,000. The affiliated company sub-leases office space from the Company on a month-to-month lease for $500 per month. In addition, in 1996, the Company accrued a stock bonus of $168,000 due to the service company payable in common stock which was issued in February 1997. The stock bonus award was based on recognition of prior services provided to the Company.

In July 1997, the Company acquired 100,000 shares of common stock of ASOTV from NMG, LLC, an entity owned by the wife of the president, in exchange for 100,000 shares of common stock of the Company. The value of the common stock issued to NMG, LLC, $50,000, has been classified as officer compensation in the accompanying consolidated statements of operations.

Consulting fees were paid to the wife of the President for the years ended December 31, 1997 and 1996 in the amount of $5,500 and $12,000 respectively. The amounts paid to the wife of the President have been classified under officer compensation in the accompanying consolidated statements of operations.


PART IV

Item 13. Exhibits and Reports on Form 8-K

 (a) Exhibits. The following exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

Exhibit
Table No                                  Document         Reference
 2) Plan of acquisition, reorganization,
    arrangement, liquidation,                        None
    or succession

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

	(10) Material contracts                                    (C)

	(13) Annual or quarterly reports, Form 10-QSB             None

	(16) Letter on change in certifying accountant             (F)

	(18) Letter on change in accounting principles            None

	(21) Subsidiaries of the registrant                        (D)

	(22) Published report regarding matters submitted
 to a vote of security holders                            None

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
  Trademark License Agreement                  on Form S-18 (33-9163-D)

 Selluloid Agreement dated March 4, 1988 87-10(d)Registration Statement on Form S-18 (33-9163-D)

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
  Distribution Agreement dated December        on Form S-18 (33-9163-D)
   7, 1987

 Gillette,Wyoming Office Lease Agreement 87-10(i)Registration Statement
                                               on Form S-18 (33-9163-D)

 KGWY-FM Tower Lease         87-10(j)           Registration Statement
                                              on Form S-18 (33-9163-D)
 December 15, 1988 Atlantis Video  89-10(a)     	Form 10-K for the year
  License Agreement                            ended December 31, 1988

 Iowa Radio Stations Asset Purchase   89-10(b  )	Form 10-K for the year
  Agreement dated April 18, 1989              ended December 31, 1988

 January 31, 1989 License Agreement with 89-10(c)	Form 10-K for the year
  Adler Video Marketing, Ltd.                   ended December 31, 1988

 Stock Option Agreement - Ray Ricci   89.10.1   	Form 10-K for the year
                                                ended December 31, 1989

 Stock Option Agreement - Ray Ricci   89.10.2	   Form 10-K for the year
                                                ended December 31, 1989

 Stock Option Agreement - Keller, Wing, 89.10.3 	Form 10-K for the year
  Godbolt and Polakovic                        ended December 31, 1989

 Stock Option Agreement - Dennis Dowd  89.10.4	  Form 10-K for the year
                                               ended December 31, 1989

 Rand McNally Video Trip Guide to Ohio  89.10.5	  Form 10-K for the year
  Agreement, dated January 11, 1990             ended December 31, 1989

 Wyoming Radio Station Letter of Intent  89.10.6	 Form 10-K for the year
  dated March 28, 1990                          ended December 31, 1989

 Settlement Agreement with Miller &     89.10.7  	Form 10-K for the year
  Weiss, P.C., dated March 30, 1990             ended December 31, 1989

 Distributor Agreement with Adler Video  89.10.8 	Form 10-K for the year
  Marketing, Ltd.                               ended December 31, 1989

 Post-Production Services Agreement     93-10.1  Form 10-K for the year
                                                ended December 31, 1993

 Settlement Agreement with DCC and      93.10.2  	Form 10-K for the year
  Marshall Blonstein                           ended December 31, 1993

 Agreement with Rand McNally and Company 93.10.3	Form 10-K for the year
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

 (b) Reports on Form 8-K
     One report on Form 8-K was filed by the Registrant during the last quarter of the period covered by this report.

     Form 8-K dated December 10, 1997; Item 1, 2, 5 and 7.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FIRST ENTERTAINMENT HOLDING CORP


Dated: December 1 , 1998              By	       ________________
                                       A. B. Goldberg, President

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Dated:	December 1 , 1998             __________
                                    A. B. Goldberg
                                    President and Principal Executive
                                    Officer


Dated: December 1 , 1998           _________________________
                                    Cynthia M. Jones
                                    Secretary and Treasurer
                                    Principal Accounting Officer

Dated: December 1 , 1998           _________________________
                                    William Rubin
                                      Director