Form 10QSB
period 1998-03-31
FIRST ENTERTAINMENT HOLDING CORP
filed 1998-12-02
CIK 803170

SECURITIES AND EXCHANGE COMMISSION
                               Washington ,D.C.   20549
                                    FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  March 31, 1998        Commission File Number 0-15435

                     FIRST ENTERTAINMENT HOLDING CORP.
                  (Formerly First Entertainment, Inc)
            (Exact name of Company as specified in its charter)

NEVADA                                                84-0974303
(State or other jurisdiction                         I.R.S. Employer of
incorporation or organization)                     Identification No.)

7887 E. Belleview, Suite 1114  Englewood, CO     80111
(Address of principal executive offices)        (Zip code)

Company's telephone number, including area code        (303) 228-1650

First Entertainment, Inc.
1999 Broadway, Suite 3135   Denver, CO 80202
 (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
1)  Yes      X             2)  Yes      X

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                                         Number  of  Shares Issued and
  Class                              Outstanding at September 30, 1998
  Common stock, $.008 par value                       8,803,837 shares

   Class A Preferred Stock, $.001 par value              10,689 shares
   Class B Preferred Stock, $.001 par value              77,547 shares

                 FIRST ENTERTAINMENT HOLDING CORP.
            (Formerly First Entertainment, Inc and Subsidiaries)
                       FORM 10-QSB QUARTERLY REPORT
                        TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

   ITEM 1. Consolidated Financial Statements
   Consolidated Balance Sheet as of March 31,1998
    (Unaudited) and December 31, 1997

   Consolidated Statements of Operations (Unaudited) for three months ended March 31, 1998 and 1997

   Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 1998 and 1997

   Notes to Consolidated Financial Statements (Unaudited)

ITEM 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations

PART II - OTHER INFORMATION

  Items 1 through 6

  SIGNATURE

FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
(Formerly First Entertainment, Inc and Subsidiaries)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                      March 31,           December 31,
                                          1998                  1997
ASSETS

CURRENT ASSETS
Cash and cash equivalents               $  38,554	        $18,049
Accounts receivable trade, net
  of allowance                             34,737	         97,271
 Accounts receivable officer               23,322         25,524
Note receivable                            20,235         20,335
Stock subscription, receivable                            25,000
Inventories                                24,889         23,377
Other                                      29,066         22,127
----------------------------------------------------------------
                                          170,802        231,683
----------------------------------------------------------------
PROPERTY AND EQUIPMENT
 Equipment and furniture                  763,042        760,593
 Building and leasehold improvement       532,257        532,257
 Land                                     	125,000        125,000
----------------------------------------------------------------
                                        1,420,299      1,417,850
Less accumulated depreciation and
 Amortization                             884,045        874,067
----------------------------------------------------------------
                                          536,254        543,783
----------------------------------------------------------------
OTHER ASSETS
License, net of accumulated
  amortization                            772,771	        788,401
Note receivable                            61,105         61,105
Other                                       3,760          3,760
----------------------------------------------------------------
                                          837,636        853,266
-----------------------------------------------------------------
TOTAL ASSETS                           $1,544,692     $1,628,732
===============================================================
"See accompanying notes to consolidated financial statements."

FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
(Formerly First Entertainment, Inc and Subsidiaries)
CONSOLIDATED BALANCE SHEETS, continued
(Unaudited)

                                          March 31,       December 31,
                                              1998             1997
LIABILITIES AND STOCKHOLDERS' EQUITY
 (Deficit):

CURRENT LIABILITIES
Accounts payable                        $ 146,881        $ 172,575
Accrued interest                          402,411          394,340
Accrued liabilities                       168,345          168,902
Notes payable and current
  portion of long term debt               835,126          850,376
Note payable related party                  3,000            3,000
Net liabilities of discontinued
 operations                                36,409           53,051
------------------------------------------------------------------
Total current liabilities               1,592,173        1,642,244
------------------------------------------------------------------
LONG TERM DEBT, NET OF
 CURRENT PORTION                          435,004          431,120
------------------------------------------------------------------
MINORY INTEREST                                 -                -
------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.001 par value;
 authorized
 5,000,000 shares;
 Class A preferred stock,
  10,689 shares issued and outstanding          10              10
 Class B preferred stock, 91,147
 shares issued and outstanding                  91              91
  Class C preferred stock no
   shares issued
Common stock, $.008 par value; authorized
  50,000,000 shares; 6,943,821
   and 6,412,304 shares issued
     and outstanding                        55,551          51,299
Capital in excess of par value          14,707,508 	     14,947,898
Accumulated deficit                    (15,245,645)	    (15,443,929)
------------------------------------------------------------------
                                          (482,485)       (444,632)
-------------------------------------------------------------------
TOTAL LIABILITIES  AND
 STOCKHOLDERS EQUITY (DEFICIT)        $  1,544,693    $  1,628,732
==================================================================
"See accompanying notes to consolidated financial statements."


FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
(Formerly First Entertainment, Inc and Subsidiaries)
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
                         For the three months     For the three months
                            ended March 31,          ended March 31,
                                     1998                    1997
REVENUE:
 Live Entertainment                $ 318,338         $  427,915
 Radio                               194,587            167,347
 Video                                    65             37,402
Other                                 10,518              4,048
---------------------------------------------------------------
                                     523,506            636,712
---------------------------------------------------------------
COSTS AND EXPENSES:
 Cost of sales -
  live entertainment                 268,288            337,767
 Cost of products sold -
  Radio                              149,266            119,345
 Cost of products sold -
  video                                   20              1,537
Depreciation and
  amortization                        26,211             73,877
 Selling, general and
  administrative                     293,193	            441,770
---------------------------------------------------------------
                                     736,978            974,296
---------------------------------------------------------------
OPERATING LOSS FROM
  CONTINUING OPERATIONS             (213,472)          (337,584)

OTHER INCOME (EXPENSE)
 Interest expense                    (22,332)           (24,807)
 Other                                    63             40,291
---------------------------------------------------------------
LOSS FROM CONTINUING
  OPERATIONS BEFORE
 MINORITY INTREST                   (235,741)	          (322,100)

MINOITY INTREST IN LOSS
   OF SUBSIDIARY                           0                  0
---------------------------------------------------------------
LOSS FROM CONTINUING
   OPERATIONS                       (235,741)          (322,100)

DISCONTINUED OPERATIONS
 Loss from discontinued operations                      (15,810)
----------------------------------------------------------------
NET INCOME (LOSS)                 $ (235,741)        $ (337,910)
================================================================

PER SHARE DATA-Basic and Diluted:
 Net Income (loss) per share
  continuing operations            $    (.04)        $     (.06)
Net  Income (loss) per
 share, discontinued operations            *                  *
-----------------------------------------------------------------
 Net Income (loss) per
 common share                      $    (.04)        $     (.06)
=================================================================
WEIGHTED-AVERAGE NUMBER OF
SHARES OUTSTANDING                 6,594,877          5,679,205
=================================================================
* Less than $.01 per share
"See accompanying notes to consolidated financial statements."


FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
(Formerly First Entertainment, Inc and Subsidiaries)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
                           For the three months    For the three months
                               ended March 31,         ended March 31,
                                   1998                    1997
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net income (loss)                $ (235,741)           $  (337,910)
Adjustments to reconcile
 net income (loss)
 to net cash from operations
Depreciation and amortization        26,211                 73,877
Common stock issued for services    169,838	                324,199
Changes in operating assets
 and liabilities
  (Increase) decrease in
   Receivables                       89,836                 (9,900)
   Inventories                       (1,512)                (4,176)
   Other current assets              (6,939)                 1,872
Increase (decrease) in
   Accounts payable                 (25,694)               (58,101)
   Accrued Liabilities                7,514	                  6,999
   Cash used in discontinued
 operations                            (443)
-------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:                23,070	                 (12,671)
--------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures - net           (2,449)	                (23,730)
Investments and other
Cash used in discontinuing
 operations
--------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                2,449	                 (23,730)
--------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt          (11,366)                 (8,778)
Proceeds from issuance of  common
   stock of subsidiary               11,250	                  98,351
Cash used in discontinuing
 operations                               0                       0
-------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                 (116)                 89,573
-------------------------------------------------------------------

FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
(Formerly First Entertainment, Inc and Subsidiaries)
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)
NET INCREASE (DECREASE) IN CASH             20,505          46,892
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                        18,049          62,856
------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                           $  38,554       $ 109,748
	===================================================================
"See accompanying notes to consolidated financial statements."

FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
(Formerly First Entertainment, Inc and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation and Significant Accounting Policies:

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial information is Unaudited but includes all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the information set forth. The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements which are included in the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 1997.

The results for the interim period are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1998. The Company believes that the three month report filed on Form 10-QSB is representative of its financial position and its results of operations and changes in cash flows for the periods ended March 31, 1998 and 1997.

New Accounting Standards

In June 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 131 Disclosures about Segments of an Enterprise and Related Information (SFAS 131) and issued Statement of Financial Accounting Standard No. 130 Reporting Comprehensive Income (SFAS 130) the financial Accounting Standards Board (FASB.) SFAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS 131 supercedes Statement of Financial Accounting Standard No. 14 Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards of the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standard for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.



SFAS 130 and SFAS 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by the implementation of these standards.

In February 1998, the FASB issued SFAS No. 132, Employers
Disclosures about Pensions and Other Post-retirement Benefits which standardizes the disclosure requirements for pensions and other post-retirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Companys financial statements.

The FASB has recently issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 established standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. This Statement is effective for fiscal years beginning after June 30, 1999. The Company has not yet determined the effect of SFAS No. 133 on its financial statements.

YEAR 2000 PROBLEM. The Company is aware of the issues associated with the programming code in existing computer systems as the millenium (Year 2000) approaches. The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize properly date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has determined to purchase new accounting software which is Year 2000 compatible. The new software will be in place by December 31, 1998 and will cost less than $10,000.

2.   Stockholders Equity

Balzac, Inc.

In April 1996, the Company acquired certain assets of Balzac, Inc. (Balzac) a private company which manufactures and distributes toys, including a product line of toy balls. The assets and rights acquired consisted of: an exclusive license for Australia, inventory of Balzac toys and various other rights.

The exclusive license agreement for Australia was acquired for $800,000 and was payable within five years based upon a formula of 60% of net profits from the sale of Balzac products in Australia. The inventory and other assets were acquired by issuing 1,100,000 shares of the Companys restricted common stock valued at $1.6 million.

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

For the year ended December 31, 1997 the Company wrote the note receivable down by $902,119 to its net realizable value.

During the quarter ending March 31, 1998, the Company issued 359,850 shares of common stock for consulting services valued at approximately $147,638 of which $16,800 was for prior accrued services. The common stock issued for consulting services was registered in an S-8 registration statement and were free trading upon issuance. In addition, the Company issued 130,000 shares of restricted common stock in lieu of payment life insurance premiums for certain officers and consultants. In addition, the Company sold 41,667 shares restricted common stock in a private placement offering resulting in net proceeds of $11,250.

3.   Income Taxes

The tax effects of temporary differences and carryforward amounts that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1997 and 1996 are:

 Deferred tax assets:                      1997                1996
 Net operating loss carryforwards         $ 5,466,000     $ 4,195,000
 Property and Equipment                        (6,000)         42,000
 Stock Bonuses                                                 95,000
 Litigation Settlement                        102,000          43,000
 Discontinued operations                      181,000
 Other                                         88,000          25,000
---------------------------------------------------------------------
 Total gross deferred tax assets            5,469,000       4,400,000
 Less valuation allowance                  (5,469,000)     (4,400,000)
----------------------------------------------------------------------
 Deferred tax liabilities:
 Property and equipment
----------------------------------------------------------------------
Net deferred taxes                         $       -0-   	 $       -0-
=====================================================================

A valuation allowance has been established to reflect managements evaluation that it is more likely than not that all of the deferred tax assets will not be realized.

The valuation allowance increased $1,069,000 in 1997 and $561,000 in 1996.

As of December 31, 1997, net operating loss carryforwards were approximately $14 million. Utilization of certain portions of this amount is subject to limitations under the Internal Revenue Code.
Carryforward amounts expire at various dates though 2017.

4.     Letter of Intent

In June, 1998 FEHC signed a non-binding letter of intent with Intelek, LLC (Intelek) to form a joint venture with Intelek for the purpose of developing and promoting entertainment sites on the internet.

FEHC will invest in the first joint venture will invest in and receive 50% of the revenues from new sources of internet traffic from multiple adult entertainment sites presently being operated by Intelek. FEHC would invest $250,000 and issue 250,000 shares of its restricted common stock to Intelek, Inc. FEHC would receive a preferential payment of the first $250,000 from the new sources of revenue thereafter, FEHC would receive 50% of all revenues received from new sources of internet traffic developed. Upon receipt of $250,000 FEHC would be obligated to issue an additional 250,000 shares of restricted stock.

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

On September 15, 1998, the Company entered into a definitive agreement with SportsNet, Inc. (SNI) The effective date of the Agreement will be ten days after the following two events have occrued; (i) SNI has completed a financing of not less than $1,000,000 and (ii) the Company has entered into a contract with a credit card processor for participants in the Games satisfactory to both the Company and SNI.
The Agreement, if and when it becomes effective, would continue in effect as long as the Company has a valid internet gaming license issued by the Commonwealth of Dominica or would terminate upon revocation of such license by the Commonwealth of Dominica.

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

5.           Other

In February 1998, the Company was delisted from NASDAQ for failure to meet the minimum bid price. The delisting has impaired the Company's ability to raise equity financing.

ITEM 2.  MANAGEMENT DISCUSSION AND PLAN OF OPERATION.

Results of Operation March, 1998 vs. March, 1997

For the quarter ended March 31, 1998 the Company incurred a loss from continuing operations of approximately $236,000 as compared to a loss from continuing operations of approximately $322,000 for the quarter ended March 31, 1997. The decrease in the net loss for the quarter ended March 31, 1998 as compared to March 31, 1997 is the primarily result of a decrease in general and administrative expenses.

Overall, revenues decreased by approximately $113,000, from $637,000 in 1997 as compared to $523,000 in 1998. Most of the decrease is from live entertainment revenue which decreased $110,000 and video sales of $37,000. Radio sales increased by approximately $27,000. The decrease in live entertainment revenues was due to decreased attendance as a result of fewer big name acts in the first quarter of 1998. The first quarter of 1997 was our most profitable quarter to date for live entertainment. Although big name headliners usually draw more attendance, their cost is also substantially higher. In 1997 the Company was not as successful in increasing attendance due to big name headliners therefore they were reduced for 1998. In addition, big name headliners are not as available for club acts in 1998. Radio sales increased due to a strong economy in Gillette and video sales decreased $37,000 due to the sale of the U.S. marketing rights to the Company's exclusive distributor in 1997. The Company no longer distributes any videotapes.

Other income at March 31, 1998 and1997 represents rent income, T-shirt, coupon books and cigarette sales. Unaffiliated company rent income increased by approximately $1,500 for the quarter ended March 31, 1998.

Cost of sales live entertainment decreased as a result of a decrease in revenues but the percent of cost of sales to sales increased from 79% in 1997 to 84% in the first quarter of 1998. Overall attendance decreased but the labor cost remained the same which resulted in a lower gross profit.

Cost of goods sold radio, increased approximately $ 30,000 comparing 1998 to 1997. The cost of sales radio as compared to radio sales was 77% in 1998 and 71% in 1997. The Company is aggressively pursuing additional advertising revenues in 1998 and increasing is promotions to obtain a larger market share.

In 1998, depreciation and amortization decreased substantially as compared to 1997. March 1997, included approximately 15,000 in amortization of licensing right acquired from Balzac which were sold back to Balzac in the second quarter of 1997. Many fixed assets are almost fully depreciated and deprecation of property and equipment was $44,000 in the first quarter of 1997 as compared to $8,000 in the first quarter of 1998.

General and administrative costs decreased approximately $149,000 in 1998 as compared to 1997. The decrease is primarily attributable to a reduction in consulting services of approximately $154,000.

Interest expense decreased slightly in 1998 over 1997 even though notes payable increased by $218,000 approximately $275,000 in notes payable is due to litigation settlements in which interest does not accrue until July 1998.

Liquidity and Capital Resources

As of March 31, 1998, and December 31, 1997 the Company had a working capital deficit of approximately $1.4 million. Despite a loss of approximately $236,000, net cash was provided from operating activities of $23,000 primarily due to common stock issued for services of $170,000. The Company has been able to issue common stock for services thereby reducing the need for working capital and collections of receivables was up nearly $90,000 in the first quarter of 1998.

The Company's ability to continue as a going concern will largely depend on its ability to generate working capital through debt or equity financing and profitable operations. Working capital deficiencies have hindered the Companies ability to fund certain business segments. Working capital is needed to further develop both existing lines of business and any new lines of business. The likelihood of obtaining the necessary equity financing is uncertain at this time.

The Company has been successful in 1998 and in 1997 financing some of its operations through the issuance of common stock in exchange for services. In 1998, the Company issued 459,850 shares of Common Stock valued at $169,837 or an average of $.37 per share. In 1997 the Company issued 200,500 shares of common stock for services valued at $292,000 or $1.46 per share. In February 1998 the Company was delisted from NASDAQ which has adversely affected the price of the stock. Of the total costs and expenses of $737,000 in 1998 and $974,000 in 1997, $170,000 was paid in stock in1998 and $324,000 was paid in stock in 1997. Stock issued as a percentage of revenue was 23% in 1998 and 51% in 1997.

Commencing with the new lease for the Comedy Works space in Larmier Square effective January 1, 1998 Comedy Works has begun a significant remodeling project. The remodeling is expected to be completed by mid-October, 1998. The seating capacity will be increased by approximately 40 seats from 285 to 325. The increase in seating capacity is expected to increase revenues for those shows which have typically sold out in prior years. The total remodeling costs are approximately $300,000 of which $100,000 is to be paid by the landlord (lessor) as tenant improvements and $200,000 will be paid by Comedy Works. The landlord (lessor) has agreed to finance the $200,000 at 12% per annum over 10 years.

If the Company is successful in negotiating a definitive agreement related to the pending letter of intent, between $250,000 and $500,000 in financing will be needed to complete the Company's obligation under the agreement. The Definitive Agreement with SportsNet, Inc. requires the Company to provide all physical facilities and communications installation in the Commonwealth of Dominica necessary to accommodate and interface with the required computer hardware to be supplied by SportsNet, Inc.

Through September 30, 1998 the Company was successful in raising approximately $213,000, net of offering costs in equity financing in a private offering, but there can be no assurance that he Company would be successful in raising the additional equity financing needed to finance either acquisitions contemplated under the letter of intent or the definitive agreement.

A valuation allowance offsetting the Company's net deferred tax asset has been established to reflect management's evaluation that it is more likely than not that all of the deferred tax assets will not be realized.

YEAR 2000 PROBLEM. The Company is aware of the issues associated with the programming code in existing computer systems as the millenium (Year 2000) approaches. The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize properly date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has determined to purchase new accounting software which is Year 2000 compatible. The new software will be in place by December 31, 1998 and will cost less than $10,000.

SFAS 130 and SFAS 131 are effective for financial statements for periods beginning after December 1, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact of SFAS 131, if any, on future financial statement disclosures. The Company adopted SFAS 130 and restated all prior periods. Results of operations and financial position, however will be unaffected by the implementation of these standards.


   PART II -  OTHER INFORMATION
---------------------------------------------
Item 1:     Legal Proceedings

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

In 1997,the Company commenced legal proceedings against HK Retail
Concepts for breech of contract. The claims are for unspecified damages at this time. The Suit was filed in Denver District County Court in May, 1997 and is awaiting a trial date.

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

In June 1996, Frank P. D'Alessio, a former director of the Company, commenced an action against A.B. Goldberg, president and director of the Company, Nannette Goldberg, wife of A.B. Goldberg, Sara Goldberg, mother of A.B. Goldberg, Cohig & Associates, Neidiger Tucker Brunner, Inc, Hanifin, Inhoff, Inc., Southwest Securities, Inc., Paul Davis and Mike Zenhari in the United States District Court fir the District of Colorado.

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

On November 19, 1996 50,000 shares of common stock of FEHC were transferred to Mr. D'Alessio from Mr. Michael Payne. In July 1996 Mr. Payne was issued 554,000 shares of common stock in exchange for his shares of common stock of Power Media (see Footnote C). In July 1997 100,000 shares of common stock of FEHC were issued to NMG, LLC, an entity owned by the wife of the President of the Company, in exchange for 100,000 shares of ASOTV. (see Footnote C) On July 29, 1997 the 100,000 shares of common stock acquired by NMG, LLC were transferred to Mr. D'Alessio.

The value off the common stock transferred to Mr. D'Alessio $76,500 has been classified as officer compensation in the accompanying consolidated statements of operations.



Item 2:     Changes in Securities
          None

Item 3:     Defaults upon Senior Securities
            None

Item 4:     Submission of Matters to a Vote of Security Holders
            None

Item 5:     Other Information
            None

Item 6:   Exhibits and Reports on Form 8-K

   (A)     Exhibits
           None

(B)     Reports on Form 8-K

      February 5, 1998             Item 5. Other Events
                                   Delisting from NASDAQ

     April 10, 1998          Item 4. Change in Registrants Certifying
                                     Accountants
                                     Resignation of BDO Seidman, LLP

     August 12, 1998         Item 4. Change in Registrants Certifying
                                     Accountants
                                     Appointment of Gordon, Hughes &
                                     Banks, LLP
                                     Item 6. Resignation of Director
                                     Resignation of Dr. Theodore Jacobs

     September 11, 1998              Item 6. Resignation of Director
                                     Resignation of Dr. Nicholas
                                      Catalano

SIGNATURES

Pursuant to the requirements of the Exchange Act , the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


First Entertainment Holding Corp.

DATE:  December 1, 1998                  /s/ A.B. Goldberg
 A.B. Goldberg
 President