Form 10QSB
period 1998-06-30
FIRST ENTERTAINMENT HOLDING CORP
filed 1998-12-02
CIK 803170

SECURITIES AND EXCHANGE COMMISSION
                            Washington ,D.C.   20549
                                   FORM 10-QSB


                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1998          Commission File Number 0-15435


                         FIRST ENTERTAINMENT HOLDING CORP.
        (Exact name of Company as specified in its charter)



      NEVADA                                84-0974303
(State or other jurisdiction          I.R.S. Employer Identification No.
of incorporation or organization)

     7887 Belleview, Suite 1114 Englewood, CO                   80111
 (Address of principal executive offices)                    (Zip code)

Company's telephone number, including area code        (303) 228-1650

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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                                                  Number of Shares
  Class Outstanding at October 1, 1998
   Common stock, $.008 par value                        8,803,837
   Class A Preferred Stock, $.001 par value                10,689 shares
   Class B Preferred Stock, $.001 par value                77,547 shares


FIRST ENTERTAINMENT HOLDING CORP.
(Formerly First Entertainment, Inc and Subsidiaries)
FORM 10-QSB QUARTERLY REPORT
TABLE OF CONTENTS


                               PAGE

PART I - FINANCIAL INFORMATION
  ITEM 1. Consolidated Financial Statements

   Consolidated Balance Sheet as of June 30,1998
   (Unaudited) and December 31, 1997


   Consolidated Statements of Operations (Unaudited) for three months and six months ended June 30, 1998 and 1997


   Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 1998 and 1997


   Notes to Consolidated Financial Statements (Unaudited)

   ITEM 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations

PART II - OTHER INFORMATION

   Items 1 through 6

   SIGNATURE


FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
(Formerly First Entertainment, Inc and Subsidiaries)
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                        June 30,           December 31,
                                            1998              1997
ASSETS

CURRENT ASSETS
Cash and cash equivalents            $   88,225      $ 18,049
Accounts receivable trade, net
  of allowance                           34,934        97,271
Account receivable, officer              20,615        25,524
Notes receivable, other                  20,234        20,335
Stock Subscription, receivable                         25,000
Inventories                              48,138        23,377
Other current assets                     25,422        22,127
-------------------------------------------------------------
                                        237,523       231,683
   -------------------------------------------------------------
PROPERTY AND EQUIPMENT
Equipment and furniture                    764,311       760,593
 Building and leasehold improvement        532,257	       532,257
 Land                                      125,000       125,000
---------------------------------------------------------------
                                      1,421,568     1,417,850
Less accumulated depreciation           897,001	       874,067
-------------------------------------------------------------
                                        530,567       543,783
   --------------------------------------------------------------
OTHER ASSETS
License, net of accumulated
  Amortization                          745,931       788,401
Note Receivable                          61,105        61,105
Other                                     3,889         3,760
-------------------------------------------------------------
                                        810,925       853,266
-------------------------------------------------------------
TOTAL ASSETS                        $ 1,579,015  	 $ 1,628,732
   =============================================================

"See accompanying notes to consolidated financial statements."

FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
(Formerly First Entertainment, Inc and Subsidiaries)
CONSOLIDATED BALANCE SHEETS, continued
(Unaudited)
                                        June 30,           December 31,
                                          1998                  1997
LIABILITIES AND STOCKHOLDERS'
 EQUITY (Deficit):

CURRENT LIABILITIES
Accounts payable                     $   16,663       $   172,575
Accrued interest                        410,482           394,340
Accrued liabilities                     133,110           168,902
Accounts Payable, related party           3,000             3,000
Net liabilities of discontinued
 Operations                              58,175            53,051
Notes payable and current portion of
  long term debt                        824,225           850,376
-----------------------------------------------------------------
Total current liabilities             1,445,655         1,642,244
-----------------------------------------------------------------
LONG TERM DEBT, NET OF CURRENT
 PORTION                                   433,739	           431,120
--------------------------------------------------------------------
MINORY INTEREST                                  -                 -
--------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value;
 authorized 5,000,000 shares;
   Class A preferred stock, 10,689
     shares issued                           10                10
   Class B preferred stock 77,547
  and 91,147 shares issued and
    outstanding                              78                91
   Class C preferred stock no
    shares issued                             0                 0
Common stock, $.008 par value;
  authorized 50,000,000 shares;
 8,231,237 and 6,412,304
     shares issued                       65,850            51,299
Capital in excess of par value       15,502,767        14,947,898
Accumulated deficit                 (15,869,084)      	(15,443,929)
-----------------------------------------------------------------
                                       (300,378)         (444,632)
-------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS
  EQUITY (DEFICIT)                 $  1,579,015	      $  1,628,732


"See accompanying notes to consolidated financial statements."

FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
(Formerly First Entertainment, Inc and Subsidiaries)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

               For the three months ended      For the six  months ended
                       June 30,     June 30,	      June 30,      June 30,
                         1998         1997          1998          1997
REVENUE:
 Live Entertainment     $ 284,540     346,503      $ 602,878    774,718
 Radio                    208,819     207,070        403,406    374,416
 Video                        148      12,640            213     	50,042
 Other                     14,123      8,041	2          4,639     54,925
-----------------------------------------------------------------------
                          507,630     574,253      1,031,136  1,253,802
-----------------------------------------------------------------------

COSTS AND EXPENSES:
 Cost of sales -
   live entertainment     268,802     333,474        537,090    668,709
 Cost of sales - radio    127,716     147,816        276,982   	267,181
 Cost of products sold
   - video                     25      11,593             45    13,130
 Depreciation and
  Amortization             25,606      40,510         51,818   120,021
 Selling, general
  and administrative      251,878     208,178        545,071   649,699
----------------------------------------------------------------------
                          674,028     741,571      1,411,006 1,718,740
---------------------------------------------------------------------

OPERATING LOSS FROM
 CONTINUING OPERATIONS   (166,038)   (167,318)      (379,870) (464,938)
OTHER INCOME (EXPENSE)
 Interest expense         (22,508)    (22,958)       (44,839)  (47,713)
 Other                         24         557             87       848
----------------------------------------------------------------------
LOSS FROM CONTINUING
 OPERATIONS,
  BEFORE MINORITY
    INTEREST             (188,882)   (189,719)      (424,622) (511,803)

MINORITY INTEREST IN
 NET LOSS
------------------------------------------------------------------------
LOSS FROM CONTINUING
 OPERATIONS              (188,882)   (189,719)      (424,622) (511,803)
  DISCONTINUED OPERATIONS
 Income (Loss) from
  discontinued operations    (532)     (7,834)          (532)  (23,662)
-----------------------------------------------------------------------
NET INCOME (LOSS)      $ (189,414) $ (197,553)    $ (425,154)$(535,465)
=======================================================================
PER SHARE DATA:
  Basic and Diluted
 Net Income (loss)
   per share,
  continuing operations,
    Basic and Diluted  $     (.03) $     (.03)     $    (.06) $   (.09)
 Net Income (loss) per share,
  discontinued operations       *           *              *         *
 Net Income (loss)
  per common share,
   Basic and Diluted   $     (.03) $     (.03)     $    (.06) $   (.09)

WEIGHTED-AVERAGE
 NUMBER OF
  SHARES OUTSTANDING    6,887,906   5,794,585      6,887,906 5,794,585
======================================================================
* Less than $.01 per share
	"See accompanying notes to consolidated financial statements"



FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
(Formerly First Entertainment, Inc and Subsidiaries)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                               For the six months    For the six months
                                 ended June 30,          ended June 30,
                                        1998                   1997
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net income (loss)                $  (425,154)	         $  (535,464)
Adjustments to reconcile net
  income (loss) to net cash
      from operations
    Depreciation and
      Amortization                    51,818              120,021
    Minority interest                                     (23,662)
    Common stock issued
     for services                    370,519              466,370
    Common stock options                                   66,888
 Changes in operating assets
   and liabilities
   (Increase) decrease in
     Receivables                      92,347               29,096
     Inventories                     (24,761)              (3,630)
     Other current assets             (3,295)              (1,263)
     Other assets                       (129)
   Increase (decrease) in
     Accounts payable               (155,912)             (30,750)
     Accrued liabilities             (19,650)             (85,945)
        Cash provided by
         discontinued operations         29,555
---------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:                   (17,774)             (65,227)
----------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures - net            (3,718)             (28,676)
   Investments and other                                      (5,780)
---------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                   (3,718)             (34,456)
----------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt           (23,532)             (24,926)
Proceeds from issuance of common
  stock of subsidiary                115,200               98,351
Cash used in discontinuing
 Operations                                0                    0
---------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                   91,668               73,425
--------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH          70,176	              (26,258)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                    18,049               62,856
--------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                       $  88,225            $  36,598
====================================================================
"See accompanying notes to consolidated financial statements."

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

The results for the interim period are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1998. The Company believes that the six months report filed on Form 10-QSB is representative of its financial position and its results of operations and changes in cash flows for the periods ended June 30, 1998 and 1997.

New Accounting Standards

In June 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") and issued Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income ("SFAS" 130") the financial Accounting Standards Board ("FASB".) SFAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS 131 supercedes Statement of Financial Accounting Standard No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards of the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standard for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits" which standardizes the disclosure requirements for pensions and other post-retirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

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

During the quarter ended June 30, 1998 the Company sold 290,000 shares of common stock and 16,000 shares of Class B Convertible Preferred Stock resulting in net proceeds of $103,950. In addition 29,600 shares of Class B Convertible Preferred Stock were converted to 370,000 shares of common stock. The Company issued 627,416 shares of common stock for services valued at $200,682 or an average of $.32 a share. On June 16, 1998 the Company issued an option to purchase 300,000 shares of common sock at $.40 per share. The option is outstanding for a period of one year. The issuance of this option resulted in compensation expense of $66,888 under SFAS 123.


3.   Income Taxes

The tax effects of temporary differences and carryforward amounts that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1997 and 1996 are:

 Deferred tax assets:                         1997            1996
 Net operating loss carryforwards       $ 5,466,000    $ 4,195,000
 Property and Equipment                      (6,000)        42,000
 Stock Bonuses                                              95,000
 Litigation Settlement                      102,000         43,000
 Discontinued operations                    181,000
 Other                                       88,000         25,000
------------------------------------------------------------------
 Total gross deferred tax assets          5,469,000      4,400,000
 Less valuation allowance                (5,469,000)    (4,400,000)
------------------------------------------------------------------
 Deferred tax liabilities:
  Property and equipment
-------------------------------------------------------------------
Net deferred taxes                       $       -0-    $       -0-
===================================================================

A valuation allowance has been established to reflect management's evaluation that it is more likely than not that all of the deferred tax assets will not be realized.

The valuation allowance increased $1,069,000 in 1997 and $561,000 in 1996.

As of December 31, 1997, net operating loss carryforwards were approximately $14 million. Utilization of certain portions of this amount is subject to limitations under the Internal Revenue Code.
Carryforward amounts expire at various dates though 2012.

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

ITEM 2.  MANAGEMENT DISCUSSION AND PLAN OF OPERATION.

Results of Operation June, 1998 vs. June, 1997

For the six months ended June 30, 1998 the Company incurred a loss form continuing operations of $424,600 as compared to $511,800 for the six months ended June 30, 1997. The primary reason for the reduction in the operating loss from continuing operations is the decrease in general and administrative expenses of approximately $104,000 and a reduction of depreciation and amortization of $69,000.

For the quarter ended June 30, 1998 the Company incurred a loss from continuing operations of approximately $188,900 as compared to a loss from continuing operations of approximately $189,800 for the quarter ended June 30, 1997. The decrease in the net loss for the quarter ended June 30, 1998 as compared to June 30, 1997 is the primarily result of a decrease in all cost and expense categories except general and administrative.

For the quarter ended June 30, 1998 revenues decreased by approximately $67,000 as compared to the quarter ended June 30, 1997. The primary reason for the decline is a decrease in live entertainment revenues from $346,000 in 1997 to $284,000 in 1998. The decrease in live entertainment revenues in the second quarter is due to fewer high profile headliners which resulted in fewer patrons. The decrease in patrons effects both admission revenues and liquor sales.

For the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, overall revenues decreased by approximately $223,000. Live entertainment revenues decreased by $172,000 due to reduced attendance. Radio sales increased by $29,000 or 8% due to a stronger economy in Gillette which impacts advertising sales rates. Video sales decreased by $50,000 and the Company no longer sells videos. Other revenues also decrease by $30,000 comparing 1997 to 1998. Other income for the six months ended June 30, 1997 included a payment of $40,000 from an unrelated third party to buy out the Company's lease for office space. Other income included T-shirt, coupon books and cigarette sales and approximately $1,500 in rent income per quarter.

The decrease in live entertainment revenues was due to decreased attendance as a result of fewer big name headliners in the first quarter of 1998. The first quarter of 1997 was our most profitable quarter to date for live entertainment. Although big name headliners usually draw more attendance, their cost is also substantially higher. In 1997 the Company was not as successful in increasing attendance due to big name headliners as it was in 1996 therefore those types of headliners were reduced for 1998. In addition, big name headliners were not as available for club acts in 1998.

Cost of sales live entertainment decreased as a result of a decrease in revenues and the percent of cost of sales to sales decreased from 96% in 1997 to 95% in the second quarter of 1998. Cost of sales as a percent of total sales for live entertainment increased from 86% to 89% for the six months ended June 30, 1997 as compared to the six months ended June 30, 1998. Overall attendance decreased but the labor cost remained the same which resulted in a lower gross profit.

Cost of goods sold radio, decreased approximately $ 20,000 comparing the second quarter of 1998 to 1997. The cost of sales radio as compared to radio sales was 61% in 1998 and 71% in 1997. For the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 cost of sales - radio decreased to 69% from 71%. The Company is aggressively pursuing additional advertising revenues in 1998 and increasing is promotions to obtain a larger market share thereby allowing the station to increase its advertising rates.

In 1998, depreciation and amortization decreased substantially as compared to 1997. The three months ended June 30, 1997, included approximately 15,000 in amortization of licensing right acquired from Balzac which were sold back to Balzac in the second quarter of 1997. Many fixed assets became fully depreciated in 1997 and deprecation of property and equipment was $52,000 in 1997 as compared to $23,000 in 1998.

General and administrative costs increased $43,700 for the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997. The increase of approximately 21% is due to compensation costs for stock options valued at $66,888 for the quarter. General and administrative costs decreased approximately $105,000 in 1998 as compared to 1997. The decrease is primarily attributable to a reduction in consulting services of approximately $154,000.

Interest expense changed only slightly comparing 1998 to 1997 even though notes payable and long term debt is $222,000 higher at June 30, 1998 as compared to June 30, 1997. At December 31, 1997 the Company recorded notes payable of $275,000 resulting from litigation settlements which occurred subsequent to year-end. The $275,000 in notes payable do not commence accruing interest until June 1998.

Liquidity and Capital Resources

As of June 30, 1998, and December 31, 1997 the Company had a working capital deficit of approximately $1.2 million and $1.4 million, respectively. Despite a loss of approximately $425,000, net used in from operating activities was only $17,800 primarily due to common stock issued for services of $370,000. The Company has been able to issue common stock for services thereby reducing the need for working capital and collections of receivables was up nearly $90,000 in 1998.

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

The Company has been successful in 1998 and in 1997 financing some of its operations through the issuance of common stock in exchange for services. In 1998, the Company issued 1,087,266 shares of common stock valued at $370,520 or an average of $.34 per share. In 1997 the Company issued 326,500 shares of common stock for services valued at $402,000 or $1.23 per share. In February 1998 the Company was delisted from NASDAQ which has adversely affected the price of the stock. Of the total costs and expenses of $1,344,000 in 1998 and $1,719,000 in 1997, $370,520 paid in stock in1998 and $466,370 was paid in stock in 1997. Stock issued as a percentage of revenue was 36% in 1998 and 37% in 1997.

Commencing with the new lease for the Comedy Works space in Larmier Square effective January 1, 1998, Comedy Works has begun a significant remodeling project. The remodeling is expected to be completed by mid-October, 1998. The seating capacity will be increased by approximately 40 seats from 285 to 325. The increase in seating capacity is expected to increase revenues for those shows which have typically sold out in prior years. The total remodeling costs are approximately $300,000 of which $100,000 is to be paid by the landlord (lessor) as tenant improvements and $200,000 will be paid by Comedy Works. The landlord (lessor) has agreed to finance the $200,000 at 12% per annum over 10 years.

If the Company is successful in negotiating a definitive agreement related to the pending letter of intent with Intelek, Inc., between $250,000 and $500,000 in financing will be needed to complete the Company's obligation under the agreement. The Definitive Agreement with SportsNet, Inc. requires the Company to provide all physical facilities and communications installation in the Commonwealth of Dominica necessary to accommodate and interface with the required computer hardware to be supplied by SportsNet, Inc.

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

In June 1996, Frank D'Alessio, a former director of the Company, commenced an action against A.B. Goldberg, president and director of the Company, Nannette Goldberg, wife of A.B. Goldberg, Sara Goldberg, mother of A.B. Goldberg, Cohig & Associates, Neidiger Tucker Brunner, Inc, Hanifin, Inhoff, Inc., Southwest Securities, Inc., Paul Davis and Mike Zenhari in the United States District Court fir the District of Colorado.

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

On November 19, 1996 50,000 shares of common stock of FEHC were transferred to Mr. D'Alessio from Mr. Michael Payne, a shareholder of the company. In July 1996 Mr. Payne was issued 554,000 shares of common stock of FEHC in exchange for his shares of common stock of Power Media. In July 1997 100,000 shares of common stock of FEHC were issued to NMG, LLC, an entity owned by the wife of the President of the Company, in exchange for 100,000 shares of ASOTV. On July 29, 1997 the 100,000 shares of common stock acquired by NMG, LLC were transferred to Mr. D'Alessio.

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