Form 10QSB
period 1998-09-30
FIRST ENTERTAINMENT HOLDING CORP
filed 1998-12-02
CIK 803170

SECURITIES AND EXCHANGE COMMISSION
                              Washington ,D.C.   20549
                                       FORM 10-QSB


                        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1998     Commission File Number 0-15435



                           FIRST ENTERTAINMENT HOLDING CORP.
                (Exact name of Company as specified in its charter)



        NEVADA                                  84-0974303
(State or other jurisdiction           IRS Employer Identification No.
of incorporation or organization)

     7887 E. BELLVIEW AVE, SUITE 1114            80111
(Address of principal executive offices)       (Zip code)

Company's telephone number, including area code        (303) 228-1650

First Entertainment, Inc. 1999 Broadway, Suite 3135, Denver, CO 80202 (Former name, former address and former fiscal year, if changed since last report.)

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

                                               Number of Shares
  Class                                   Outstanding at October 1, 1998
   Common stock, $.008 par value               8,803,837 shares

   Class A Preferred Stock, $.001 par value       10,689 shares
   Class B Preferred Stock, $.001 par value       77,547 shares


FIRST ENTERTAINMENT, INC.
FORM 10-QSB QUARTERLY REPORT
TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION
  ITEM 1. Consolidated Financial Statements

   Consolidated Balance Sheet as of September 30,1998
   (Unaudited) and December 31, 1997

   Consolidated Statements of Operations (Unaudited) for three months and nine months ended September 30, 1998 and 1997

   Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 1998 and 1997

   Notes to Consolidated Financial Statements (Unaudited)


  ITEM 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations

PART II - OTHER INFORMATION

   Items 1 through 6

   SIGNATURE

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
Formerly First Entertainment, Inc and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                          September 30,     December 31,
                                               1998             1997_
ASSETS

CURRENT ASSETS
Cash and cash equivalents              $ 124,584	      $   18,049
Accounts receivable trade,
 net of allowance                         94,086          97,271
Accounts receivable, officer              17,883          25,524
Notes receivable, other                   20,234          20,335
Stock subscription receivable                             25,000
Inventories                               13,600          23,377
Other current assets                      29,777          22,127
----------------------------------------------------------------
                                         300,164         231,683
   ----------------------------------------------------------------
PROPERTY AND EQUIPMENT
 Master tape library and film costs       1,515,827       1,600,827
 Equipment and furniture                    689,544         760,593
 Building and leasehold improvement         532,257         532,257
 Land                                       125,000         125,000
-------------------------------------------------------------------
                                         2,862,628       3,018,677
Less Accumulated Depreciation          2,350,306       	2,474,894
----------------------------------------------------------------
                                         512,322         543,783
----------------------------------------------------------------
OTHER ASSETS
License, net of accumulated
  amortization                           741,461         788,401
Note Receivable                           21,765          61,105
Other                                        777           3,760
----------------------------------------------------------------
                                         764,003         853,266
----------------------------------------------------------------
TOTAL ASSETS                        $  1,576,489      $1,628,732
================================================================
"See accompanying notes to consolidated financial statements."

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
Formerly First Entertainment, Inc and Subsidiaries
CONSOLIDATED BALANCE SHEETS, continued
(Unaudited)

                                   September 30,            December 31,
                                          1998                 1997
LIABILITIES AND STOCKHOLDERS'
 EQUITY (Deficit):

CURRENT LIABILITIES
Accounts payable                  $   79,043          $  172,575
Accrued interest                     401,449             394,340
Accrued liabilities                  154,625             168,902
Accounts Payable, related party        3,000               3,000
Net liabilities of discontinued
 Operations                           57,017              53,051
Notes payable and current
 portion of long term debt         $ 805,262             850,376
----------------------------------------------------------------
Total current liabilities          1,500,395           1,642,244
----------------------------------------------------------------
LONG TERM DEBT, NET OF CURRENT
 PORTION                                401,047             431,120
-------------------------------------------------------------------
MINORITY INTEREST                             -                   -
-------------------------------------------------------------------

STOCKHOLDERS' EQUITY (Deficit):
Preferred stock, $.001 par value;
 authorized 5,000,000 shares;
  Class A preferred stock,
    10,689 shares issued                   10                10
  Class B preferred stock,
    77,547 and 91,147
         shares issued and outstanding        78                91
  Class C preferred stock,
   no shares issued
Common stock, $.008 par value;
 authorized 50,000,000 shares;
   8,803,837 and 6,412,304
    shares issued                      70,431             51,299
Capital in excess of par value     15,635,933         14,947,898
Accumulated deficit               (16,031,405)       (15,443,929)
-----------------------------------------------------------------
                                     (324,953)          (444,632)
-----------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS
 EQUITY (Deficit):               $  1,576,489         $1,628,732
================================================================


"See accompanying notes to consolidated financial statements."

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
Formerly First Entertainment, Inc and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

              	For the three months ended      For the nine months ended
              September 30,   September 30,  September 30, September 30,
                 1998           1997             1998         1997
REVENUE:
 Live
  Entertainment  $ 338,804     $ 300,881      $ 941,682  $1,071,415
 Radio             183,899       200,985        587,305     575,401
 Video                   0            93            213      50,135
 Other              12,522        36,347         37,161      93,595
-------------------------------------------------------------------
                   535,225       538,306      1,566,361   1,790,546
-------------------------------------------------------------------
COSTS AND EXPENSES:
 Cost of sales
  Live
   Entertainment   276,847       286,768        813,937     958,487
 Cost of sales
  Radio            148,879       128,147        417,861     395,428
 Cost of products
  sold  video           -            12             45      13,134
 Impairment
  write down                      39,340                     39,340
 Depreciation and
  Amortization      23,079        25,682         74,897     179,155
 Selling, general
  And
   administrative  179,798       229,325         732,870    790,826
-------------------------------------------------------------------
                   667,943       669,934       2,078,950  2,337,030
-------------------------------------------------------------------
OPERATING LOSS
 FROM CONTINUING
  OPERATIONS      (132,718)     (131,628)       (512,589)  	(546,484)

OTHER INCOME
 (EXPENSE)
  Interest expense (10,240)      (22,930)        (55,079)   	(70,590)
  Other                861           212             948      1,059
------------------------------------------------------------------
LOSS FROM
 CONTINUING
  OPERATIONS
  BEFORE MINORITY
   INTEREST       (142,097)     (154,346)       (566,720)  	(616,015)

MINORITY INTEREST
 IN NET LOSS
  OF AFFILIATES          -             -               -         -
------------------------------------------------------------------
LOSS FROM
 CONTINUING
  OPERATIONS      (142,097)     (154,346)       (566,720)  	(616,015)

DISCONTINUED
 OPERATIONS
  Income (Loss)
  from
   discontinued
    operations     (20,224)     (45,166)         (20,756)   (68,827)
-------------------------------------------------------------------
NET INCOME
 (Loss)          $(162,321)   $(199,512)       $(587,476) $	(684,842)
====================================================================


FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
Formerly First Entertainment, Inc and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
(Unaudited)

                 For the three months ended    	For the nine months ended
               September 30,  September 30,	  September 30,	  September 30
                   1998          1997             1998       1997
PER SHARE DATA:
 Basic and Diluted
Net Income (loss)
 per share,
  continuing
 operations,
 Basic and Diluted   $  (.02)     $  (.02)      $  (.08)       $  (.10)
Net income(loss)
 per share,
  discontinued
  operations,
   Basic and Diluted       *         (.01)             *          (.01)
Net income (loss)
 Per common share,
  Basic and Diluted     (.02)     $  (.03)          (.08)      $  (.12)

WEIGHTED-AVERAGE
 NUMBER OF
SHARES OUTSTANDING 7,566,412      5,818,474    7,566,412     5,818,474
======================================================================
* Less than $.01 per share
See accompanying notes to consolidated financial statements "

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
Formerly First Entertainment, Inc and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                            For the nine months      For the nine months
                             ended September 30,     	ended September 30,
                                      1998                   1997_
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                   $ (587,476)	      $ (684,842)
Adjustments to reconcile
 net income (loss) to net cash
     from operations
  Impairment write down                 39,340
  Depreciation and amortization         74,897          179,155
  Common Stock issued for services     396,566          533,620
  Common Stock options issued           66,888
  Loss on disposal of property
   and equipment                         7,714
 Changes in operating assets
  and liabilities
   (Increase) decrease in
    Receivables                         10,927          (32,921)
    Inventories                          9,777          (11,130)
    Other current assets                (7,650)          (9,449)
    Other assets                         2,983
   Increase (decrease) in
    Accounts payable                   (93,532)         (29,322)
   Accrued Liabilities                  (7,168)         (60,210)
      Net cash provided by (used in)
        discontinued operations            38,714          (112,034)
-------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES:                  (48,020)         (227,133)
-------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures  net                (8,658)          (52,743)
 Other                                                       14,986
--------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                       (8,658)          (37,757)

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on debt               (75,187)          (42,318)
 Proceeds from issuance of
 common stock of subsidiary             25,000            98,351
 Proceeds from issuance of common
  and preferred stock                     213,400           217,250
------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                     163,213           273,283
-------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH         $ 106,535          $  8,393
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                      18,049            62,856
--------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD			$ 124,584		$71,248
====================================================================
"See accompanying notes to consolidated financial statements."

SUPPLEMENTED SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES


                                         For the nine       For the nine
                                         months ended      	months ended
                                         September 30,     September 30,
                                             1998              1997
Common stock issued for
 investment in subsidiary                                       $ 50,000

Common stock and options issued
 for services                               $ 463,454           $533,620

Issuance of common stock for acquisition                          13,500

Treasury stock retirements                                      $484,824

Accounts payable and accrued expenses
 Converted into common stock                                    $257,600

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

The results for the interim period are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1998. The Company believes that the six months report filed on Form 10-QSB is representative of its financial position and its results of operations and changes in cash flows for the periods ended September 30, 1998 and 1997.

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

In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits which standardizes the disclosure requirements for pensions and other post-retirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

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

For the year ended December 31, 1997 the Company wrote the note from Balzac down by $902,119 to its net realizable value. For the quarter ended September 30, 1998 the Company wrote the note down an additional $39,340 to its net realizable value.

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

During the quarter ended June 30, 1998 the Company sold 290,000 shares of common stock and 16,000 shares of Class B Convertible Preferred Stock resulting in net proceeds of $103,950. In addition 29,600 shares of Class B Convertible Preferred Stock were converted to 370,000 shares of common stock. The Company issued 627,416 shares of common stock for services valued at $200,682 or an average of $.32 a share. On June 16, 1998 the Company issued an option to purchase 300,000 shares of common sock at $.40 per share. The option is outstanding for one year. The issuance of the stock option resulted in compensation expense of $68,000 under FAS 123.

During the quarter ended September 30, 1998, the Company sold 440,000 shares of common stock for $98,100 or an average of $.22 per share. The Company also issued 82,500 shares of common stock for services valued at $26,047. The Company issued 50,000 shares of common stock for 100% of the issued and outstanding common stock of Global Transaction Services Ltd. The stock was valued at $13,500.

3.   Income Taxes

The tax effects of temporary differences and carryforward amounts that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1997 and 1996 are:

 Deferred tax assets:                         1997          1996
 Net operating loss carryforwards       $ 5,466,000     $ 4,195,000
 Property and Equipment                      (6,000)         42,000
 Stock Bonuses                                               95,000
 Litigation Settlement                      102,000          43,000
 Discontinued operations                    181,000
 Other                                       88,000          25,000
-------------------------------------------------------------------
 Total gross deferred tax assets          5,469,000       4,400,000
 Less valuation allowance                (5,469,000)     (4,400,000)
-------------------------------------------------------------------
 Deferred tax liabilities:
 Property and equipment
---------------------------------------------------------------------
Net deferred taxes                      $       -0-     $       -0-
====================================================================

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

ITEM 2.  MANAGEMENT DISCUSSION AND PLAN OF OPERATION.

Results of Operation September, 1998 vs. September, 1997

For the nine months ended September 30, 1998 the Company incurred a loss from continuing operations of approximately $567,000 as compared to $616,000 for the nine months ended September 30, 1997. The primary reason for the reduction in the operating loss from continuing operations is the decrease in live entertainment cost of sales of $145,000, general and administrative expenses of approximately $58,000 and a reduction of depreciation and amortization of $104,000 offset by a decrease in revenue of $124,000.

For the quarter ended September 30, 1998 the Company incurred a loss from continuing operations of approximately $142,000 as compared to a loss from continuing operations of approximately $154,000 for the quarter ended September 30, 1997. The decrease in the net loss for the quarter ended September 30, 1998 as compared to September 30, 1997 is the primarily result of a decrease general and administrative expenses.

For the quarter ended September 30, 1998 revenues decreased by only $3,000 as compared to the quarter ended September 30, 1997. Live entertainment revenues increased by $38,000 but were offset by a decrease in radio sales of $17,000 and a decrease in other revenues of $24,000. The increase in live entertainment revenues in the third quarter is due to high profile headliners which resulted in more patrons. The increase in patrons effects both admission revenues and liquor sales.

For the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, overall revenues decreased by approximately $224,000. Live entertainment revenues decreased by $130,000 or 12% due to reduced attendance. Radio sales increased by $13,000 or 2% due to a stronger economy in Gillette which impacts advertising sales rates. Video sales decreased by $50,000 and the Company no longer sells videos. Other revenues also decrease by $56,000 comparing 1997 to 1998. Other income for the nine months ended September 30, 1997 included a payment of $62,000 from an unrelated third party to buy out the Company's lease for office space. Other income included T-shirt, coupon books and cigarette sales and approximately $1,500 in rent income per quarter.

The increase in live entertainment revenues was due to increased attendance as a result of big name headliners in the third quarter of 1998. The first quarter of 1997 was our most profitable quarter to date for live entertainment. Although big name headliners usually draw more attendance, their cost is also substantially higher. In 1997 the Company was not as successful in increasing attendance due to big name headliners as it was in 1996 therefore those types of headliners were reduced for 1998. In addition, big name headliners were not as available for club acts in 1998.

Cost of sales live entertainment decreased as a result of a decrease in revenues and the percent of cost of sales to sales decreased from 95% in 1997 to 82% in the third quarter of 1998. Cost of sales as a percent of total sales for live entertainment decreased from 90% to 86% for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1998. Overall attendance decreased but the labor cost was reduced which resulted in a slightly higher gross profit.

Cost of goods sold radio, decreased approximately $10,000 comparing the third quarter of 1998 to 1997. The cost of sales radio as compared to radio sales was 81% in 1998 and 64% in 1997. For the nine months ended June September 30, 1998 as compared to the nine months ended September 30, 1997 cost of sales radio increased to 71% from 69%. The Company is aggressively pursuing additional advertising revenues in 1998 and increasing is promotions to obtain a larger market share thereby allowing the station to increase its advertising rates.

For the quarter ended September 30, 1998 the Company wrote down the note receivable from Balzac by $39,340 to its estimated net realizable value.

In 1998, depreciation and amortization decreased substantially as
compared to 1997.   Depreciation and amortization in 1997 includes
amortization of goodwill associated with the acquisition of ASOTV which was written off in the fourth quarter of 1997. Amortization per quarter was approximately $13,500 in 1997.

General and administrative costs decreased $50,000 for the quarter ended September 30,1998 as compared to the quarter ended September 30, 1997. The decrease of approximately 18% is due to a decrease in consulting fees, legal expenses and travel and entertainment expenses. General and administrative costs decreased approximately $58,000 in 1998 as compared to 1997. The decrease is primarily attributable to a reduction in consulting services.

Interest expense for the third quarter ended September 30, 1998 includes a gain on the settlement of a note payable which resulted in a forgiveness of approximately $7,000 of accrued interest. Interest expense changed only slightly comparing 1998 to 1997 even though notes payable and long term debt is $188,000 higher at September 30, 1998 as compared to September 30, 1997. At December 31, 1997 the Company recorded notes payable of $275,000 resulting from litigation settlements which occurred subsequent to year-end. The $275,000 in notes payable did not commence accruing interest until June 1998.

Liquidity and Capital Resources

As of September 30, 1998, and December 31, 1997 the Company had a working capital deficit of approximately $1.2 million and $1.4 million, respectively. Despite a loss of approximately $587,000, net used in from operating activities was only $48,000 primarily due to common stock issued for services of $397,000 and compensation of $66,888 related to the issuance of common stock options. The Company has been able to issue common stock for services thereby reducing the need for working capital.

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

The Company has been successful in 1998 and in 1997 financing some of its operations through the issuance of common stock in exchange for services. In 1998, the Company issued 1,169,706 shares of common stock valued at $396,000 or an average of $.34 per share. In 1997 the Company issued 419,700 shares of common stock for services valued at $404,000 or $1.18 per share. In February 1998 the Company was delisted from NASDAQ which has adversely affected the price of the stock. Of the total costs and expenses of $1.9 million in 1998 and $2.3 million in 1997, $396,566 paid in stock in1998 and $533,620 was paid in stock in 1997. Stock issued as a percentage of revenue was 25% in 1998 and 30% in 1997.

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