Form 10QSB/A
period 1998-03-31
FIRST ENTERTAINMENT HOLDING CORP
filed 1998-12-08
CIK 803170

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
------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.001 par value;
 authorized
 5,000,000 shares;
 Class A preferred stock,
  10,689 shares issued and outstanding          10              10
 Class B preferred stock, 91,147
 shares issued and outstanding                  91              91
  Class C preferred stock no
   shares issued
Common stock, $.008 par value; authorized
  50,000,000 shares; 6,943,821
   and 6,412,304 shares issued
     and outstanding                        55,551          51,299
Capital in excess of par value          15,141,533 	     14,947,898
Accumulated deficit                    (15,679,670)	    (15,443,929)
------------------------------------------------------------------
                                          (482,485)       (444,632)
-------------------------------------------------------------------
TOTAL LIABILITIES  AND
 STOCKHOLDERS EQUITY (DEFICIT)        $  1,544,693    $  1,628,732
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