Form 10QSB/A
period 1998-09-30
FIRST ENTERTAINMENT HOLDING CORP
filed 1999-01-13
CIK 803170

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

PART II - OTHER INFORMATION

   Items 1 through 6

   SIGNATURE

FIRST ENTERTAINMENT, INC. AND SUBSIDIARIES
Formerly First Entertainment, Inc and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                          September 30,     December 31,
                                               1998             1997_
ASSETS

CURRENT ASSETS
Cash and cash equivalents              $ 124,584	      $   18,049
Accounts receivable trade,
 net of allowance                         94,086          97,271
Accounts receivable, officer              17,883          25,524
Notes receivable, other                   20,234          20,335
Stock subscription receivable                             25,000
Inventories                               13,600          23,377
Other current assets                      29,777          22,127
----------------------------------------------------------------
                                         300,164         231,683
   ----------------------------------------------------------------
PROPERTY AND EQUIPMENT
 Equipment and furniture                    708,042         760,593
 Building and leasehold improvement         532,257         532,257
 Land                                       125,000         125,000
-------------------------------------------------------------------
                                         1,365,299       1,417,850
Less Accumulated Depreciation            852,907         874,067
----------------------------------------------------------------
                                         512,322         543,783
----------------------------------------------------------------
OTHER ASSETS
License, net of accumulated
  amortization                           741,461         788,401
Note Receivable                           21,765          61,105
Other                                        777           3,760
----------------------------------------------------------------
                                         764,003         853,266
----------------------------------------------------------------
TOTAL ASSETS                        $  1,576,489      $1,628,732
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

Cost of goods sold radio, decreased approximately $10,000 comparing the third quarter of 1998 to 1997. The cost of sales radio as compared to radio sales was 81% in 1998 and 64% in 1997. For the nine months ended June September 30, 1998 as compared to the nine months ended September 30, 1997 cost of sales - radio increased to 71% from 69%. The Company is aggressively pursuing additional advertising revenues in 1998 and increasing is promotions to obtain a larger market share thereby allowing the station to increase its advertising rates.

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


                              First Entertainment Holding Corp.



DATE:  January 12, 1999            /s/ A.B. Goldberg
	A.B. Goldberg
	President