Form 10KSB
period 1998-12-31
FIRST ENTERTAINMENT HOLDING CORP
filed 1999-03-30
CIK 803170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                    Form 10-KSB

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                                [FEE REQUIRED]

                        For the Fiscal Year ended:

                             December 31, 1998

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

                     7887 E. Bellview, Suite 1114
                         Englewood, CO 80111
       (Address of Principal Executive Offices,Including Zip Code)

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

State issuer's revenues for its most recent fiscal year. $
2,232,933

As of February 28, 1999, there were 10,046,795 shares of common stock (the Registrant's only class of voting stock) outstanding. The aggregate market value of the 9,046,758 shares of common stock of the Registrant held by nonaffiliates on February 28, 1999 was approximately $2,685,982 (based on the mean of the closing bid and asked prices).

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

  Item 11 Security Ownership of Certain Beneficial Owners and Management

  Item 12      Certain Relationships and Related Transactions

PART IV

  Item 13      Exhibits, Lists and Reports on Form 8K
                 A)  Exhibits
                 B)  Reports on Form 8-K














PART I
Item 1.  Description of Business

On December 15, 1997, First Entertainment, Inc. changed its state of incorporation from Colorado to Nevada and changed its name to First Entertainment Holding Corp. (the Company or FEHC). The Company was originally incorporated under the laws of Colorado on January 17, 1985.

Currently, the Company is a multi-media entertainment conglomerate, holding controlling interests in five distinct segments, two active and three non operating. The two active segments, which are overviewed by the parent company, FEHC, are known as "Radio," and "Live Entertainment. The non operating segments are known as "Film", "Retail" and "Internet". Initially, the Company's business consisted of the production of pre-recorded travel guides and special interest videos. In 1987, the Company entered the radio broadcasting business by acquiring Quality Communications, Inc., a Wyoming corporation pursuant to which the Company operates the radio segment of its business. In 1992, the Company acquired a controlling interest in First Films, Inc. ("FFI"), a publicly held Colorado corporation, under which its film and live entertainment operations are undertaken. In December 1996, the Company commenced operations of selling infomercial products in freestanding unmanned kiosks in major retail malls including U.S. Military bases. This segment was known as the "retail" segment. In January, 1998 the Company determined to discontinue the operations of the "retail" segment as a result of lower than expected sales. In December 1997, the Company acquired an interest in Global Internet Corp. (Global Internet). Global Internet is a development stage company whose planned business activity was to commence operations of an internet gaming site. The investment in Global Internet was written off as of December 31, 1997 and as of December 31, 1998 Global Internet had not yet commenced its planned principal operations.

Radio

In October 1987, the Company entered the radio broadcasting business through the acquisition of Quality Communications, Inc. ("Quality
Communications"), a Wyoming corporation.  The    Company, through
Quality Communications, operates a radio station, 100.7, "The Fox", located in Gillette, Wyoming.

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

Video

Initially, the Company entered the pre-recorded videocassette product market through the design, production and distribution of pre-recorded videocassette travel guides and later expanded into production and distribution of special interest videocassette productions. The Company is no longer active in the video market.

Retail

In December 1996, the Company commenced operations of its retail segment through its subsidiary, "The Best of As Seen On TV, Inc." (ASOTV). The segment consisted of selling the most common and most popular infomercial products in free standing un-manned kiosks in retail outlets throughout the United States. The Company opened its first four unmanned locations in December, 1996, in Pearl Harbor, Andrews Air Force Base and Bolling Air Force Base in Washington, D.C. and Lechmere's in Cambridge, Massachusetts. In March 1997, the Company terminated its unmanned kiosk operations when the leases to its first four locations were not renewed. Sales volumes at the unmanned kiosk locations were not sufficient to maintain profitable operations. The Company turned its efforts to operating manned kiosks in major retail malls. Each manned kiosk was approximately 250 square feet and sold the top 50 selling infomercial products. Commencing August, 1997, the Company opened six manned kiosk locations in six retail malls located in the Denver metropolitan area. The sales volumes for the manned kiosks were less than projected and in January 1998, the Company determined to discontinue the operations of ASOTV due to operating losses and lack of working capital to further develop the concept.

The result of operations of ASOTV for the years ended December 31, 1998 and 1997 are disclosed as discontinued operations.

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

In June 1997, FEHC issued 14,080 shares of Class B convertible preferred stock to two officers of Global Internet, in exchange for $176,000 of accrued but unpaid compensation. Global Internet owed the two officers compensation under the terms of long term employment agreements. For accounting purposes the Class B convertible preferred shares issued were recorded on December 5, 1997, the date the shareholders of FEHC approved an increase in the authorized shares of common stock.

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

In December, 1997 Global Transaction Services, Ltd, a wholly owned subsidiary of FEHC, was issued an internet gaming license from the Commonwealth of Dominica to establish and operate a computer based gaming business operating exclusively as an off-shore business. The license is for a period of five years. In order to maintain the license, operations must commence within one year and continue without significant interruption throughout its term.

In accordance with the terms of an agreement dated December 15, 1997, if funding of at least $1 million was not received by Global Internet by February 28, 1998, FEHC agreed to sell to Anthony Kay, president of Global Internet, all of the shares of Global Transaction Services, Ltd. for $17,000. Anthony Kay resigned as an officer and director of Global Internet in March, 1998.

On March 2, 1998, Global Internet was notified of its default under the December 15, 1997 agreement and the shares of Global Transaction
Services, Ltd which holds the gaming license, were sold to Anthony Kay.

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

In April 1997, Balzac and the Company entered into a Settlement Agreement whereby Balzac repurchased the exclusive Australian License for $800,000 and agreed to repay the Company $200,000 which was the difference between the value of the seized inventory and the obligation under the licensing agreement. The $1,000,000 is to be repaid over forty months at 8% per annum by liquidating a minimum of 25,000 shares of common stock of FEHC per quarter held by Balzac, Inc. The Company would be paid any portion of the sales price per share up to $1.00 and Balzac would retain any portion of the sales price over $1.00 per share. Any unsold stock after 40 months will become the property of FEHC. The ability of Balzac to sell all 1,000,000 shares held by Balzac at a price of $1.00 to repay its obligation was determined by management to be unlikely. The common stock of FEHC has traded at below $1.00 since August, 1997 and on February 5, 1998, the Company was delisted from NASDAQ. As of December 31, 1997 the note receivable from Balzac was determined to be impaired and was written down to its net realizable value of $81,340 resulting in an impairment loss of approximately $902,000. During 1998, the note receivable was determined to be further impaired and was written down to its net realizable value of $42,000 resulting in an additional impairment of $39,340. Subsequent to year end the Company was informed by Balzac that it had filed Chapter 11 Bankruptcy proceedings. Management determined the note receivable was unlikely to be collected and the remaining $42,000 was written off as of December 31, 1998.

Letters of Intent

In June, 1998 FEHC signed a non-binding letter of intent with Intelek, LLC ("Intelek") to form a joint venture with Intelek for the purpose of developing and promoting entertainment sites on the internet. In December, 1998 the Board of Directors determined not to pursue this opportunity and the letter of intent was terminated.

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

The definitive agreement with SportsNet, Inc. was terminated as of March 19, 1999 as SNI had not yet completed its financing of $1,000,000 as required by the agreement.

Global Games

On March 17, 1999 the Company signed a letter of intent with Global Games Corp. (Global Games) for the licensing of Globals Games' sports book software and related technology. Under the terms of the agreement Global Games will receive a percentage of the net gaming revenue for the licensing of its software to the Company. Consummation of this transaction is subject to the completion of a definitive agreement and approval by the Board of Directors of both companies. Under the letter of intent, Global Games will provide all technical service and support. The gaming site will be operated from the Commonwealth of Dominica and will be accessible on a play for fun basis from North America. The Company is unable to predict if or when the agreement will be signed and the transaction will be consummated.

On March 20, 1999, the Company signed a letter of intent with EMNet Corp ("EMNet") to form a joint venture and create a significant Internet based website business for "Comedy" products based around the affiliation and content derived from a circuit of the leading comedy clubs in America. Revenue streams would be generated through providing Internet marketing services to member clubs, producing regular sponsored live exclusive programming on the Internet and develop a pay-per-view model, and through the sale of comedy CD's and direct downloads, associated merchandise and admissions to live performances at member clubs. The closing of this transaction will be subject to negotiating a definitive agreement, approval by the Board of Directors of both companies, completion of a detailed business plan, completion of the required agreements with America On Line ("AOL") and the signing of a minimum of 5 member clubs.

Competition

Radio

100.7, "The Fox" competes with seven other signals available in the area. Two of these radio signals originate from Gillette, Wyoming.
The Company presently enjoys the largest share of the market, estimated to be 44 percent.

  Live Entertainment

Competition is intense in the comedy and music night club entertainment industries. On a national level, the Company competes for entertainers with companies that are better capitalized, highly visible and have longer operating histories and larger staffs in their respective locations. None of the national comedy clubs have locations in Denver, Colorado. Comedy Works Larimer Square has been in business in Denver, Colorado for 17 years and the Company believes it to be the highest revenue-producing comedy club in the area. The Company believes that Comedy Works Larimer Square provides higher-quality acts than its local competitors, reflected in the fact that it charges approximately twice the admission price of its local competitors. The main competitors of Comedy Works Larimer Square are both individually-owned and located in shopping centers in the suburbs, while Comedy Works is located in the downtown Denver area.

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

In December, 1997 the Commonwealth of Dominica issued an internet gaming license to Global Transaction Services, Ltd, which allows the Company to establish and operate a computer based gaming business operating exclusively as an offshore business. The license is for a period of five years and operations must commence within one year and continue without significant interruption throughout its term. Operations had not commenced by December, 1998. The Commonwealth of Dominica has extended the date to commence operation to March 31, 1999 before the license will expire.

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

Radio

The Company employs approximately eight full-time employees and five part-time employees. The full-time employees, are engaged mainly in the administrative radio operations and sales. The part-time employees are engaged in the on-air activities as on-air personalities.

Live Entertainment

This division has five full-time employees and approximately 26 part-time employees. Full-time employees are management staff and part-time employees are waitresses, bartenders, and door personnel.

Retail

This division has no employees as of December 31, 1998 since the business has been discontinued.

Item 2.  Description of Property

First Entertainment Holding Corp.

The Company's executive offices are located at 7887 E. Bellview, Suite 1114, Englewood, CO 80111 and are leased under the terms of a 14-month lease, which terminates in October 1999. Monthly rental is approximately $1,100. In August, 1998 the Company subleased its prior executive office space in an effort to further reduce its operating overhead. The Company has not been relieved of its obligation as the primary lessee under its prior office lease as a result of the sub-lease.

Radio

The Company has facilities in Gillette, Wyoming which house the radio station, 100.7, The Fox. In April, 1996 the Company purchased the land and building which houses the radio station for $300,000 and the land under which the FM tower sits for $125,000.

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

Lease payments for the period January 1, 1999 to December 31, 2003 shall be based on percentage rent as computed above but shall not be less than 75% of the average percentage rent paid during the three year period January 1, 1996 to December 31, 1998. Lease payments for the period January 1, 2004 to January 31, 2008 shall not be less than 75% of the average on percentage rent paid during the three year period January 1, 2001 to December 31, 2003. Average annual percentage rent paid during the period January 1, 1996 to December 31, 1998 was $84,140.

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

In May 1997, David Spolter and Faige Spolter ("Spolter") filed a lawsuit against FEHC in the Superior Court of the State of California. The plaintiffs alleged various federal and state securities violations and sought recovery of their $75,000 investment plus damages. On July 1, 1998 Spolter and FEHC entered into a settlement agreement whereby FEHC agreed to pay Spolter $150,000, $25,000 was paid upon execution of the Settlement Agreement and the remaining $125,000 shall be payable in monthly installments of $5,000 a month until July 15, 1999 at which time all unpaid principal and interest shall become due and payable. The note bears interest of 10% per annum. FEHC agreed to pledge all of its stock of its wholly owned subsidiary, Quality Communications, Inc. as collateral on the note and to provide a security interest in all assets of Quality Communications, Inc. In the event of default, the amount due shall be $180,000 plus interest at 10% from June 1, 1998, less amounts previously paid. In addition, any principal and interest amounts shall be due immediately and payable upon sale of the radio station in Gillette, Wyoming.

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

During 1997 and 1998, the Company, certain officers and directors of the Company and other unrelated parties received requests for information from the U.S. Securities and Exchange Commission ("SEC") related to an investigation begun by the SEC during 1997 into various matters. The Company has since been notified by the Central Regional Office of the SEC that it plans to recommend to the Commission that an enforcement action be instituted against the Company, its president and a former director for failure to make required filings and failure to report certain information required by the securities laws. The Company believes it has made all required filings to date and believes it has disclosed all information required by the securities laws. There can be no assurance as to the final outcome of the investigation or the impact, if any, on the operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a security holders vote during fiscal year ended December 31, 1998.

Item 5. Market for the Company's Common Equity and Related Stockholder
Matters

The Company's common stock was traded on NASDAQ in the over-the-counter market and since October 1988, had been included in NASDAQ. On February 5, 1998 the Company was notified that as of the close of business that day, the Company's stock would be delisted from NASDAQ for failure to meet the minimum bid requirement. Effective February 6, 1998 the Company's stock is trading on the OTC Bulletin Board. The following table sets forth the high and low bid quotation for the Company's common stock for each quarterly period in 1998 and 1997. As of February 28, 1999, there were approximately 1,150 shareholders of record of the Company's common stock. Holders of common stock are entitled to receive such dividends as they may be declared by the Company's Board of Directors. No dividends are anticipated to be paid in the foreseeable future.

                                                  Bid Price
                                            High            Low
  1998
 First Quarter                              $   .75        $   .25
 Second Quarter                                 .71            .20
 Third Quarter                                  .77            .21
 Fourth Quarter                                 .48            .12

  1997
 First Quarter                              $  2.22        $   .75
 Second Quarter                                1.47            .84
 Third Quarter                                 1.25            .72
 Fourth Quarter                                 .91            .66

Item 6. Management Discussion and Analysis or Plan of Operation

Fiscal 1998 as Compared to Fiscal 1997

The Company had a net loss from continuing operations of approximately$752,000 in 1998 and $2.9 million in 1997.

Overall revenues decreased approximately $91,000 or 4%, from $2.3 million in 1997 to $2.2 million in 1998. Live entertainment revenues decreased 3% from $1.39 million in 1997 to $1.35 million in 1998. The Comedy Club has been successful in bringing in highly recognized headliners, some of which performed special engagements during the week when attendance is less than on weekends. Despite decreased attendance, food sales and liquor sales have increased however there has been an overall decrease in live entertainment revenue. The decrease is attributable to admission revenues. Overall, the industry has seen a decline in attendance at comedy clubs nationwide, although the Denver comedy club has been able to retain attendance. With the decrease in live entertainment sales in 1998, cost of sales has also decreased 6% from $1.2 million in 1997 to $1.1 million in 1998. The largest component of cost of sales, live entertainment, is labor, including entertainers' compensation, which decreased from $655,472 in 1997 to $590,864 in 1998. All of the $65,000 decrease in labor costs is attributable to a decrease in entertainers' compensation .

Radio sales have increased 4% from $772,000 in 1997 to $804,000 in 1998 primarily due to an increase in ad sales of $28,000 and an increase in trade show income of $8,000. Although, concert income decreased $28,000 in 1998 radio ad-sales increased $28,000. The radio station in Gillette, Wyoming is a country music format and began promoting concerts in 1995 for up and coming country music performers. Revenue from concerts was $28,000 in 1998 and $56,000 in 1997. The radio station still has the largest audience share in Gillette, Wyoming.
Cost of ad-sales has increased by $25,000, or 5% from 1997 to 1998 primarily due to the increase in revenues of $32,000. The single largest component of cost of radio sales is labor which was $290,000 in 1998 and $280,000 in 1997. The radio station has been successful in increasing radio revenues without adding additional employees. The radio station is continuing in its efforts to manage its costs and as such has substantially reduced its operating overhead.

Video sales in 1997 represents the sale of video distribution rights in the U.S. for $50,000. The Company is no longer active in the video distribution market.

Other revenue decreased from $112,000 in 1997 to $75,000 in 1998.
Other revenue consists primarily of T-shirt, coupon books, cigarette sales and booking agent fees. Other revenues in 1997 includes $62,500 from a third party paid to the Company to buy-out its office space.
The unrelated third party needed additional office space and was willing to pay the Company an incentive to move including the costs of moving. In September 1998, the Company moved to new office space. Other income in 1998 includes $47,000 in rental income from the subleasing of office space which commenced September 1, 1998.
Excluding the $62,500 from other revenue in 1997 and excluding the $47,000 from other revenue in 1998, other income in 1997 was $49,800 as compared to $28,000 in 1998.

Impairment write downs represents the write down of the Balzac note receivable of approximately $81,400 in 1998 and $902,000 in 1997 to its estimated net realizable value of $0 and $81,340, respectively and a write down of the Company's investment in Global Internet of $557,899 in 1997 to its estimated net realizable value of $0.


Depreciation and amortization decreased from $141,000 in 1997 to $104,000 in 1998. The decrease of $ 37,000 is primarily due to the fact that more assets are becoming fully depreciated in 1998 than in 1997.

Management and administrative fees from affiliates decreased 6% from $240,000 in 1997 to $225,000 in 1998. The underlying agreement, which provides for services valued at $20,000 per month was reduced to $14,000 per month effective September 1, 1998.

Selling, general and administrative expenses (SG&A) decreased from $1.53 million in 1997 to $787,000 in 1998, a decrease of approximately $745,000. The Company made a concerted effort to reduce SG&A during 1998 and 1997 which resulted in significant savings. There were certain transactions which had an adverse effect on SG&A for 1998 and 1997. Legal fees were approximately $170,000 in 1997 compared to $118,000 during 1998. Compensation and consulting fees were approximately $361,000 for 1998 compared to $568,000 for 1997. NASDAQ fees and shareholder expense decreased $16,000 from 1997 to 1998. Travel and entertainment expense also decreased $20,000 between 1997 and 1998. Included in SG&A in 1997 was compensation resulting from the issuance of stock options and warrants totaling $434,000 as compared to $66,000 in 1998. In addition, in 1997 SG&A included a charge of $10,000 resulting from litigation settlements which did not occur in 1998.

Notes payable and long term debt was $1,284,500 in 1997 and $1,184,100 in 1998. The average outstanding balance of long term debt was $1,173,000 in 1997 as compared to $1,234,300 in 1998. The increase in interest expense between 1997 and 1998 is because overall the weighted average balance in notes payable in 1997 was less than in 1998. At December 31, 1997 the Company accrued $275,000 as the result of a litigation settlement subsequent to year-end. These amounts did not accrue interest during 1997. Interest on the litigation settlements in 1998 was $15,400.

  Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The opinion of the Company's independent auditor delivered in connection with the Company's financial Statements for fiscal 1998 and 1997 also contain an explanatory paragraph relative to the going concern uncertainty. As discussed in Notes A and E to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency of approximately $1.5 million, has negative net worth of approximately $483,000, and is in default on nearly $386,000 of its notes payable as of December 31, 1998. In February, 1998 the Company was delisted from NASDAQ for failure to meet the minimum bid price. The delisting from NASDAQ has impaired the Company's ability to raise equity financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management's plans with regard to the Company's ability to continue as a going concern include continued raising of equity financing, restructuring of its debt obligations, evaluating mergers and acquisitions to improve market share or operational synergies and improving efficiency of operations. For several years, losses from operations have resulted in significant cash deficiencies and have hindered the Company's ability to properly fund certain business segments, to make them profitable or to expand current business segments. The Company must generate additional revenues that must come from sources other than the existing business segments. The existing business segments will not generate sufficient operating income to cover SG&A and other overhead costs. Therefore new business opportunities will be needed for the Company to continue in the long term. The Company is always evaluating additional business opportunities but is limited due to its lack of working capital.

The Company has been successful in 1998 and in 1997 in financing operations through issuance of common stock in settlement of accounts payable and in exchange for services. This form of payment has reduced the cash requirements of the Company. In 1998, the Company issued 986,016 shares of common stock for services valued at $360,743 or $.36 a share. In 1998, the Company also issued 130,000 shares of common stock for life insurance premiums. In 1997, the Company issued 751,600 shares of common stock for services valued at $676,215 or an average of $.90 per share. In 1997, the Company issued 440,000 shares of its common stock in settlement of accrued bonuses of $270,800 and in 1998 issued 83,750 shares of common stock in settlement of accounts payable. Of the total costs and expenses of $2.8 million in 1998 and $5.1 million in 1997, $402,000 was paid by stock in 1998 and $676,000 was paid by stock in 1997. Stock issued for services as a percentage of revenues was 17.9% in 1998 and 29% in 1997. Capital expenditures needed by existing business segments to increase sales and profitability are minimal.

During 1998 the Company was successful in raising approximately $213,000, net of offering costs, in equity financing in a private offering, but there can be no assurance that the Company would be successful in raising the additional equity financing. As of December 31, 1998 the Company has cash and cash equivalents of approximately $110,000 which it believes is not sufficient to meet its existing obligations through December 31, 1999 even if the Company can continue to be successful in issuing common stock for services as it has done in prior years. The Company has a note payable due March 31, 1999 in the amount of $125,000. The note is secured by property in Gillette, Wyoming on which the Company's radio station operations are located. In March, 1999 the Company received a verbal commitment from the First National Bank of Gillette to loan the Company the $125,000 to pay off the note.

The Company also has a note payable due July 31, 1999 in the amount of $66,000 and unless the terms are extended or the Company raises sufficient funding to pay the note when it comes due, the Company may default on the note.

A valuation allowance offsetting the Company's total net deferred tax asset has been established to reflect management's evaluation that it is more likely than not that all of the deferred tax assets will not be realized.

"YEAR 2000 PROBLEM". The Company is aware of the issues associated with the programming code in existing computer systems as the millenium (Year 2000) approaches. The "Year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has determined to purchase new software and computers which are Year 2000 compliant. The new software will be in place by December 31, 1998 and will cost less than $10,000. Substantially all of the internal accounting function has been outsourced to a third party company. The Company has been assured from the third party company that their accounting software and computers, file servers and other network systems are Year 2000 Compliant and that services should not be interrupted.

RECENT ACCOUNTING PRONOUNCEMENTS.

In June 1997, FASB issued Statement of Financial Accounting Standards No. 130, entitled "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, entitled "Disclosure about Segments of Enterprise and Related Information"
(SFAS 131). SFAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive Income is defined to include certain changes in equity but not those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. SFAS 131 supersedes Statement of Financial Accounting Standards No. 14, entitled "Financial Reporting for Segments of a Business Enterprise." SFAS 131 revises standards of the way public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing segment performance.

SFAS 130 and SFAS 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The Company adopted SFAS 130 and 131 and restated all prior periods. The adoption of SFAS 130 and 131 did not have a material effect on its results of operations for 1998 and 1997.

In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. The adoption of this statement had no impact on the Company's financial statements.

The FASB has recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging
Activities" ("SFAS No. 133"). SFAS No. 133 establishes standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. This Statement is effective for fiscal years beginning after June 30, 1999. The Company has not yet determined the effect of SFAS No. 133 on its financial statements.

The FASB recently issued Statement of Financial Accounting Standards No.
134. "Accounting for Mortgage Backed Securities Retained after the Securitzation of Mortgage Loans Held by Mortgage Banking Enterprises." (SFAS No. 134) SFAS No. 134 establishes new reporting standards for certain activities of mortgage banking enterprise that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. This statement is effective for the fiscal quarter beginning after December 15, 1998. Management believes the adoption of this statement will have no impact on the Company's consolidated financial statements.

Item 7.  Financial Statements

FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
Index to Consolidated Financial Statements



Report of Independent Certified Public Accountants.

Consolidated Balance Sheets..

Consolidated Statements of Operations..

Consolidated Statements of Stockholders' (Deficit).

Consolidated Statements of Cash Flows.

Notes to Consolidated Financial Statements






















Report of Independent Certified Public Accountants

Board of Directors and Stockholders
First Entertainment Holding Corp.
Denver, Colorado


We have audited the accompanying consolidated balance sheets of First Entertainment Holding Corp. and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Entertainment Holding Corp. and Subsidiaries as of December 31, 1998 and 1997 and the results of operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and E to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency of approximately $1.5 million and is in default on a substantial portion of its debt. The Company has limited cash to pay for operations. In addition, substantial amounts of debt become due in 1999 and there is no assurance that the Company will have the cash to pay the debts when they become due, or, alternatively, to raise additional equity funding or to successfully restructure the debts, both of which have happened in the past. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Gordon, Hughes & Banks, LLP

March 17,1999
Englewood, Colorado




FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 1998 and 1997


                                                   1998         1997
ASSETS

CURRENT
 Cash and cash equivalents                    $   109,450   $	  18,049
 Trade accounts receivable, net of
  allowance for doubtful
   accounts of $2,500 and $3,885,
   respectively                                   101,568      	97,271
 Note receivable, other                                        20,335
 Note receivable officer                           15,010      	25,524
 Stock subscription, receivable                                25,000
 Inventories                                       14,732      	23,377
 Prepaids and other current                        28,508      	22,127
---------------------------------------------------------------------
                                                  269,268     	231,683
---------------------------------------------------------------------
PROPERTY AND EQUIPMENT
 Equipment and furniture                          709,325     	760,593
 Building and leasehold improvements              532,257     	532,257
 Land                                             125,000     	125,000
---------------------------------------------------------------------
                                                1,366,582   	1,417,850
 Less accumulated depreciation
  and amortization                                845,810     	874,067
---------------------------------------------------------------------
                                                  520,772     	543,783
---------------------------------------------------------------------
OTHER ASSETS
 License, net of accumulated amortization
  of $545,697 and $482,980, respectively          725,684    	788,401
 Note receivable                                              61,105
 Other                                              4,126      	3,760
-------------------------------------------------------------------
                                                  729,810    	853,266
--------------------------------------------------------------------
TOTAL ASSETS                                  $ 1,519,850 	$1,628,732
====================================================================
 See accompanying reports of independent certified public accountants and notes to consolidated financial statements.







FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheets, continued
December 31, 1998 and 1997

                                               1998              1997
LIABILITIES AND STOCKHOLDERS'(DEFICIT)

CURRENT LIABILITIES
 Accounts payable                            $    188,920  $	   172,575
 Accrued liabilities                              142,458      168,902
 Accrued interest                                 430,107      	394,340
 Notes payable and current portion
  of long-term debt                               993,384      	850,376
 Notes payable, related parties                     3,000        3,000
 Net liabilities of discontinued operations        57,305       	53,051
----------------------------------------------------------------------
                                                1,815,174    	1,642,244
----------------------------------------------------------------------
LONG-TERM DEBT, NET OF CURRENT PORTION            187,699      431,120
----------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)
 Preferred stock, $.001 par value;
 authorized 5,000,000 shares;
  Class A preferred stock, 1,500,000
   shares authorized, 10,689 shares
    issued and outstanding, liquidation
     value $15,000                                     10           10
  Class B preferred stock, 1,000,000
   shares authorized, 13,040 and 91,147
    shares issued and outstanding                      13           91
  Class C preferred stock, 1,000,000
  shares authorized no shares issued and
   outstanding
 Common stock, $.008 par value; authorized
  50,000,000 shares; 9,610,170 and 6,412,304
   shares issued and outstanding                   76,882       	51,299
 Capital in excess of par value                15,666,086   	14,947,897
 Accumulated (deficit)                        (16,226,014) 	(15,443,929)
----------------------------------------------------------------------
                                                 (483,023)	    (444,632)
----------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
(DEFICIT)                                     $ 1,519,850  	$ 1,628,732
======================================================================
See accompanying reports of independent certified public accountants and notes to consolidated financial statements.




FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

For the Years Ended December 31, 1998 and 1997
                                                1998            1997
REVENUE
 Live entertainment                          $ 1,353,667 $	1,389,533
 Radio                                           804,004    771,992
 Video                                               213     50,239
 Other                                            75,049    112,327
------------------------------------------------------------------
                                               2,232,933  	2,324,091
--------------------------------------------------------------------
COSTS AND EXPENSES
 Cost of sales, live entertainment             1,135,734  	1,211,509
 Cost of sales, radio                           551,502	     526,215
 Cost of products sold, video                        44      13,239
 Impairment write downs                          81,340	   1,460,018
 Depreciation and amortization                  104,160     141,176
 Management and administrative fees, affiliate  224,850	     240,000
 Selling, general and administrative            786,730   	1,532,049
------------------------------------------------------------------
                                              2,884,360	   5,124,206
-------------------------------------------------------------------
OPERATING (LOSS) FROM CONTINUING OPERATIONS    (651,427) 	(2,800,115)
--------------------------------------------------------------------
OTHER INCOME (EXPENSE)
 Interest expense                              (104,725)    (95,333)
 Other, net                                       4,211       1,206
-------------------------------------------------------------------
                                               (100,514)	    (94,127)
-------------------------------------------------------------------
(LOSS) FROM CONTINUING OPERATIONS
BEFORE MINORITY INTEREST                       (751,941) 	(2,894,242)

MINORITY INTEREST IN NET (LOSS) OF SUBSIDIARY                11,473
-------------------------------------------------------------------
(LOSS) FROM CONTINUING OPERATIONS              (751,941) 	(2,882,769)
--------------------------------------------------------------------
DISCONTINUED OPERATIONS
 (Loss) from discontinued operations,
 including provision for operating losses
   during phaseout period                       (30,144)	   (731,453)
--------------------------------------------------------------------
NET (LOSS)	                                   $ (782,085) $	(3,614,222)
====================================================================
NET (LOSS) PER COMMON SHARE, CONTINUING
OPERATIONS BASIC AND DILUTED                 $     (.10) $	     (.48)
===================================================================
NET INCOME (LOSS) PER COMMON SHARE,
DISCONTINUED OPERATIONS                      $        -  $	     (.12)
====================================================================

NET (LOSS) PER COMMON SHARE,
 Basic and Diluted                            $    (.10)  $	    (.60)
===================================================================
WEIGHTED-AVERAGE NUMBER OF
SHARES OUTSTANDING BASIC AND DILUTED          7,967,926   	6,026,319
====================================================================
See accompanying reports of independent certified public accountants and notes to consolidated financial statements.

















































FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders' (Deficit)
For the Years Ended December 31, 1997 and 1996
                         Class A            	Class B         Class C
                  Preferred   Stock   	Preferred  Stock   	Preferred  Stock
                 Shares     Amount   Shares	   Amount    	Shares	   Amount
BALANCES,
 JANUARY 1,
  1997           10,689     $10            0        0     	125,000	     $125

Preferred stock
 issued for:
Cash, net of
 offering costs                       47,067      47
Cancellation of
 treasury stock
Cancellation of
 preferred stock
 in connection with
  litigation
   settlement                                          	(125,000) (125)
Common stock
 issued for:
Consulting
 services
Exercise of
 stock options
Accrued Bonuses
Accounts Payable
Business
 Acquisition                          44,080      44
Common stock
 options and
  Warrants issued
Amortization of
 deferred
  compensation
Net loss
--------------------------------------------------------------------------
BALANCES,
DECEMBER 31,
 1997         10,689  $10             91,147     $91              0    $0
Preferred
 Stock issued
 for:
 Acquisition
 of property                          16,000     16

Common stock
 issued for:
Cash, net of
 offering costs
Consulting
 services
Accounts
 payable
Life insurance
 premiums
Conversion from
 preferred stock                     (94,107)   (94)
Business
 acquisition
Exercise of
 warrant
Common stock
 options and
 Warrants
  issued
Net (loss)
------------------------------------------------------------------------
BALANCES
DECEMBER 31,
  1998             10,689	    $10	      13,040    $13                0   $0
=====================================================================

                                           Capital In
                       Common Stock        Excess of      Accumulated
                     Shares     Amount     Par Value      (Deficit)
BALANCES,
 JANUARY 1,
  1997              5,292,238  $42,338     $13,460,958     $(11,829,707)

Preferred stock
 issued for:
Cash, net of
 offering costs                              262,703
Cancellation of
 treasury stock      (221,534) (1,772)      (483,052)
Cancellation of
 preferred stock
 in connection with
  litigation
   settlement                               (124,875)
Common stock
 issued for:
Consulting
 Services             751,600   6,013        670,202
Exercise of
 stock options        150,000   1,200         73,800
Accrued Bonuses       420,000   3,360        254,240
Accounts Payable       20,000     160         13,040
Business
 Acquisition                                 386,856
Common stock
 options and
  Warrants issued                            434,025
Amortization of
 deferred
  compensation
Net loss                                                   (3,614,222)
--------------------------------------------------------------------------
BALANCES,
DECEMBER 31,
 1997               6,412,304 $51,299    $14,947,897     ($15,443,929)
Preferred
 Stock issued
 for:
 Acquisition
 of property                                  44,984

Common stock
 issued for:
Cash, net of
 offering costs       771,667   6,173        162,127
Consulting
 Services             986,016   7,888        352,855
Accounts
 Payable              83,750      670         49,493
Life insurance
 premiums            130,000    1,040         37,960
Conversion from
 preferred stock   1,176,333    9,411         (9,317)
Business
 Acquisition          50,000      400         13,100
Exercise of
 Warrant                 100        1             99
Common stock
 options and
 Warrants
  Issued                                      66,888
Net (loss)                                                   (782,085)
------------------------------------------------------------------------
BALANCES
DECEMBER 31,
  1998             9,610,170  $76,882    $15,666,086     ($16,226,014)
=====================================================================

                       Deferred         Treasury          Total
                    Compensation        Stock
BALANCES,
JANUARY 1,
  1997                $(45,807)         $(484,824)         $1,143,093

Preferred stock
 issued for:
Cash, net of
 offering costs                                            262,750
Cancellation of
 treasury stock                         484,824
Cancellation of
 preferred stock
 in connection with
  litigation
   settlement                                             (125,000)
Common stock
 issued for:
Consulting
 Services                                                  676,215
Exercise of
 stock options                                              75,000
Accrued Bonuses                                            257,600
Accounts Payable                                            13,200
Business
 Acquisition                                               386,900
Common stock
 options and
  Warrants issued                                         434,025
Amortization of
 deferred
  compensation            45,807                           45,807
Net loss                                               (3,614,222)
-------------------------------------------------------------------
BALANCES,
DECEMBER 31,
 1997                         $0             $0         ($444,632)
Preferred
 Stock issued
 for:
 Acquisition
 of property                                               45,000

Common stock
 issued for:
Cash, net of
 offering costs                                           168,300
Consulting
 services                                                 360,743
Accounts
 Payable                                                   50,163
Life insurance
 premiums                                                  39,000
Conversion from
 preferred stock                              0
Business
 Acquisition                                               13,500
Exercise of
 Warrant                                                      100
Common stock
 options and
 Warrants
  Issued                                                   66,888
Net (loss)                                               (782,085)
------------------------------------------------------------------------
BALANCES
DECEMBER 31,
  1998                        $0             $0         ($483,023)
=====================================================================

See accompanying report of independent certified public accountants and notes to consolidated financial statements.



FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

For the Years Ended December 31, 1998 and 1997

                                              1998             1997
OPERATING ACTIVITIES
 Net (loss)                                 $	  (782,085)   $	 (3,614,222)
 Adjustments to reconcile net (loss)
  to net cash used in operations
    Depreciation and amortization               104,160        141,176
    Impairment write downs                       81,340      1,460,018
    Assets write downs included in
     discontinued operations                                   445,596
    Litigation settlement                                      150,000
    Loss on disposition of property
      and equipment                               9,322
    Issuance of stock for services and common
     stock options and warrants, net            466,631      1,110,240
    Amortization of deferred compensation                       45,807
    Minority interest in net loss of subsidiary                (11,473)
    Changes in operating assets and liabilities:
     Receivables                                 31,317         	(6,742)
     Inventories                                  8,645            366
     Other assets                                (6,747)        (7,711)
     Accounts payable                            66,408         40,207
     Accrued liabilities                         22,823        	(48,305)
   Cash provided by discontinued operations       4,354
----------------------------------------------------------------------
NET CASH, PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                             6,168      (295,043)
---------------------------------------------------------------------

See accompanying reports of independent certified public accountants and notes to consolidated financial statements.

















FIRST ENTERTAINMENTHOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 1998 and 1997

                                              1998               1997
INVESTING ACTIVITIES
 Capital expenditures                     (27,754)          	(20,620)
 Advances to related parties                                (10,000)
 Cash used in discontinued operations                       (41,786)
-------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES                      (27,754)         	(72,406)
-------------------------------------------------------------------
FINANCING ACTIVITIES
 Principal payments on debt              (100,413)         	(51,380)
 Proceeds from issuance of stock
  of subsidiary                                             50,000
 Proceeds from issuance of common and
  preferred stock, net                     213,400         	337,750
------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                112,987	         336,370
-----------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                        91,401	        (31,079)
-----------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR                           18,049	        49,128
-----------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
END OF YEAR                             $  109,450	   $    18,049
===============================================================
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
 Interest paid                          $   68,135	   $    25,798
================================================================
 Income taxes paid                      $        0	   $         0
================================================================


See accompanying reports of independent certified public accountants and notes to consolidated financial statements.










FIRST ENTERTAINMENT HLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 1998 and 1997

                                         1998               1997
SUPPLEMENTAL SCHEDULE OF
NONCASH INVESTING AND
FINANCING ACTIVITIES

Accounts payable and accrued expenses
  converted into common stock            $   50,163       $	   270,800
===================================================================

Issuance of preferred stock
  for acquisitions                       $   13,500       $  386,900
===================================================================

Note Payable issued in exchange for
 preferred stock                         $        0       $  125,000
====================================================================

Common stock and options and
  warrants issued for services           $  427,631       $	1,110,240
===================================================================

Common stock issued for life
  insurance premiums                     $   39,000	                0
====================================================================

See accompanying reports of independent certified public accountants and notes to consolidated financial statements.





















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

The Company was originally incorporated as a Colorado corporation on January 17, 1985. The Company and its subsidiaries are involved in entertainment through several media; its live entertainment segment owns and operates a comedy club in Denver, Colorado and its radio station, 100.7 "The Fox", operates in Gillette, Wyoming. In January 1998, the Company determined to discontinue the operations of its retail segment.

During the period from inception (January 17, 1985) to December 31, 1998, the Company has incurred cumulative net losses of approximately $16 million and, as of December 31, 1998, had an excess of current liabilities over current assets of approximately $1.5 million and is in default on approximately $386,000 notes payable. The Company has a note payable due March 31, 1999 in the amount of $125,000. Although the Company does not have the funds to pay this note it has received a verbal commitment from the First National Bank of Gillette to provide the financing to pay off the note. . The Company also has a note payable due July 31, 1999 in the amount of $66,000 and unless the terms are extended or the Company raises sufficient funding to pay the note when
it comes due, the Company may default on the note.    These conditions
raise substantial doubt about the Company's ability to continue as a going concern. The Company is dependent upon obtaining additional financing, and/or extending its existing debt obligations, and/or obtaining additional equity capital and ultimately achieving profitable operations. The Company has no arrangements in place for such equity or debt financing and no assurance can be given that such financing will be available at all or on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the interests of the Company's shareholders as well as warrants and options holders. If the Company is unable to obtain sufficient funds to satisfy its cash requirements, it may be forced to curtail operations, dispose of assets or seek extended payment terms from its vendors. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The Company does not have sufficient revenues to generate income from operations; therefore, it is necessary for the Company to increase revenues either by expansion or by acquisition or significantly reduce its operating costs. The Company has been able to issue stock for management and accounting services, thereby reducing the need for cash to pay for operating expenses. If the Company would be unable to issue stock for services, because there would be no liquidity for the stock, this would have a severe impact upon the Company and its ability to operate. The value of services paid by issuance of stock was approximately $400,000 in 1998 and $676,000 in 1997. Net cash provided by operations was $6,168 in 1998 and, unless operations become more profitable, the Company most likely will not have sufficient cash for use in operations through December 31, 1999.

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

		Inventories   Inventories are stated at the lower of cost or market
value (first-in, first-out basis).  Inventories are comprised of liquor supplies.

Property and Equipment Production equipment, furniture and other equipment are recorded at cost and depreciated using straight-line and declining balance methods over the estimated useful lives of the assets, ranging from three to fifteen years.

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

Long Lived Assets Long lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected undiscounted future cash flow from the use of the assets and its eventual disposition is less than the carrying amount of the assets, an impairment loss is recognized and measured using the asset's fair value or discounted cash flows.

Revenue Recognition. Broadcast and ad fees are recorded as revenue when the broadcast or ad is aired. Live Entertainment revenues are recognized at the time of the performance, generally nightly. Retail sales are recognized at the time the merchandise is sold and are net of returns.

Net Loss Per Share   As of December 31, 1997, the Company adopted
Statement of Financial Accounting Standards No. 128 "Earnings per
Share" (SFAS No. 128). This pronouncement provides a different method of calculating earnings per share than was used in accordance with Accounting Board Opinion (APB No. 15), "Earnings per Share". SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. For all prior periods, weighted average and per share information has been restated in accordance with SFAS No. 128. The adoption of SFAS No. 128 did not effect earnings per share calculations for the year ended December 31, 1997. For the years ended December 31, 1998 and 1997, total stock options and stock warrants of 1,199,900 and 908,375 were not included in the computation of diluted earnings per shares because their effect was anti-dilutive, therefore basic and fully diluted earnings per share are the same.

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

Reclassifications   Certain balances in the 1997 consolidated financial
statements have been reclassified in order to conform to the 1998 presentation. The reclassifications had no effect on financial condition or results of operations.

Income Taxes The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"). Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

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

Accounts Receivable, Accounts Payable and Accrued Liabilities Fair values of accounts receivable, accounts payable, and accrued liabilities are assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand.

   Notes Payable   These notes substantially bear interest at a floating
   rate of interest based upon the lending institutions' prime lending rate. Accordingly, the fair value approximates their reported carrying amount at December 31, 1998 and 1997.

   Mortgage Notes   Estimated based upon current market borrowing rates
   for loans with similar terms and maturities.

The estimated fair values of the Company's financial instruments for continuing operations are as follows:

                                 December 31, 1998   December 31, 1997
 Financial Liabilities       Carrying   Fair	      Carrying     Fair
 Notes Payable               Amount    Value     Amount      Value
  and Mortgage Notes    $1,181,083 $1,181,083  $1,281,496 	$1,281,496

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

Recent Accounting Pronouncements:

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 for 1998 and it did not have a material effect on its financial position or result of operations.

Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of interim and annual periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, geographic areas in which they operate and their major customers. The Company has adopted SFAS No. 131 in 1998; but, it did not have a material effect on its results of operation for 1998 and 1997.

Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pension and Other Post Retirement Benefits is effective for financial statements with fiscal years beginning after December 31, 1997. Earlier application is permitted. The new standard revises employers' disclosures about pension and other post retirement benefit plans but does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other post retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of the plan assets that will facilitate financial analysis, and eliminates certain disclosures previously required but no longer useful. The Company adopted SFAS No. 132 in 1998 and it did not have a material impact on its results of operation.

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

The FASB recently issued Statement of Financial Accounting Standards No.
134. Accounting for Mortgage Backed Securities Retained after the Securitization of Mortgage Loans Held by Mortgage Banking Enterprises. (SFAS No. 134) SFAS No. 134 establishes new reporting standards for certain activities of mortgage banking enterprises that conduct operations that are substantially similar to the primary operations of mortgage banking enterprises. This statement is effective for the fiscal quarter beginning after December 15, 1998. Management believes the adoption of this statement will have no impact on the Company's consolidated financial statements.

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

The acquisition of Power Media in 1996 was accounted for as a purchase and the purchase price in excess of net assets acquired was allocated to goodwill. Amortization of goodwill was computed on a straight line basis over 10 years until its write-off in 1997.

In November 1996, a new entity was formed called "The Best Of As Seen on TV", Inc. ("ASOTV") for the purpose of acquiring all of the issued and outstanding common stock of Power Media and to provide original incorporators with ownership in ASOTV. The original incorporators of ASOTV were issued 464,000 shares of ASOTV for par value ($.001 per share), which included 220,800 shares issued to NMG, LLC, an entity owned by the wife of the president of the Company. ASOTV then issued 1,010,000 shares of common stock to the Company for their 18,000 shares of Power Media and issued 325,600 shares to an unrelated party for the remaining 7,000 shares of Power Media and $150,000. In November 1996, ASOTV sold 100,000 shares of its common stock for $50,000. In July 1997, the Company issued 100,000 shares of its common stock in exchange for 100,000 shares of ASOTV owned by NMG, LLC. As a result of the above transactions, ASOTV owned 100% of Power Media and the Company owned approximately 58% of ASOTV as of December 31, 1998 and 1997.

In March 1997, the Company terminated its unmanned kiosk operations, which it started in November 1996, when the leases to its first four locations were not renewed. Sales volumes at the unmanned kiosk locations were not sufficient for profitable operations. The Company turned its efforts to operating manned kiosks in major retail malls. Each kiosk was approximately 250 square feet and sold the top 50 selling infomercial products. Commencing August, 1997, the Company opened six manned kiosk locations in six retail malls located in the Denver metropolitan area. The sales volumes for the manned kiosks were less than projected and the operations were terminated January 31, 1998. Although the Company believes the concept is viable, it currently does not have the working capital necessary to further develop the concept. The results of operations of ASOTV for the years ended December 31, 1998 and 1997 are disclosed as discontinued operations.

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

NOTE D  DISCONTINUED OPERATIONS

In January 1998, the Company determined to discontinue the operations of ASOTV due to losses and lack of working capital to further develop the concept. Accordingly, the assets of ASOTV were written down to their estimated net realizable value resulting in a write down of $490,000 included in the accompanying statement of operations for the year ended December 31, 1997.

Revenues from discontinued operations were $54,300 and $174,800 for 1998 and 1997, respectively.

Summarized balance sheet data for the discontinued operations as of December 31, 1998 and 1997 is as follows:

                                                     1998            1997
 ASSETS
 Cash                                        $     1,246     $    9,289
 Accounts receivable                                              6,983
 Inventory	                                                       66,482
 Other                                                              100
-----------------------------------------------------------------------
 Total current assets                              1,246         	82,854
 Goodwill
 Property, plant and equipment, net                               8,673
-----------------------------------------------------------------------
 Total Assets                                      1,246         	91,527
-----------------------------------------------------------------------
 LIABILITIES
 Current liabilities                              58,551        	144,578
------------------------------------------------------------------------
 Total Liabilities                                58,551        	144,578
----------------------------------------------------------------------
Minority Interest                                     0             0
---------------------------------------------------------------------
Net assets (liabilities) of
 discontinued operations                   $    (57,305)   	$  (53,051)
======================================================================


NOTE E   NOTES PAYABLE AND LONG-TERM DEBT

The Company is in default under the terms of approximately $386,000 of its debt obligations for non-payment. Substantially all of the Company's assets are pledged as collateral to one or more obligations. Notes that are not in compliance are classified as current liabilities. Notes payable and long term debt is summarized as follows:

                                                            December 31,
                                                      1998            1997
Notes payable, First National
 Bank Gillette (1)                                 $   380,483   $ 422,152
Note payable to the State of Wyoming(2)                300,000     300,000
Notes payable, litigation (7)                          231,501     275,000
Mortgage note payable(3)                               139,947     144,665
Mortgage note payable(4)                                53,243      53,883
Note payable, creditor(5)                               19,224      19,224
Various notes payable individuals and
 companies(6)                                           56,685      66,572
--------------------------------------------------------------------------
                                                     1,181,083   1,281,496
Less current portion                                   993,384     850,376
--------------------------------------------------------------------------
Long-term debt                                     $   187,699  $  431,120
==========================================================================

Future maturities of debt as of December 31, 1998 are as follows:

1999                  $    993,384
2000                         5,726
2001                        56,484
2002                         5,020
2003                         5,120
Thereafter                 115,349
----------------------------------
Total	                 $  1,181,083
==================================

(1) The Notes payable to First National Bank of Gillette are are renewed annually in November. Currently the notes bear interest at 9% per annum and require monthly principal and interest of $6,500. The notes are collateralized by substantially all the assets of the radio station in Gillette, Wyoming except for the real estate.

(2) In February 1989, the Company borrowed $300,000 from the State of Wyoming for the purpose of purchasing equipment, inventory and to provide working capital necessary to establish a video duplicating facility. As of December 31, 1998, the Company had not yet established an operating duplicating facility and was in violation of several of the compliance requirements of this note. Although the note, by its original terms, was not due until March 1, 1999, the State of Wyoming deemed the note to be currently due as a result of the violations of the compliance requirements. The note, with default interest at 16.5 percent, is due in daily installments of $150, and is collateralized by the Company's master tape library. No principal and interest payments have been made nor has the State of Wyoming demanded payment on the note.

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

(6) Various notes payable in default; due to various individuals and companies with interest rates ranging from 10 to 21 percent per annum.

(7) Notes payable due to two individuals in connection with litigation settlements subsequent to December 31, 1997. The first note for $125,000 bears interest at 9.5% per annum and is due March 31, 1999 and are secured by two parcels of land in Gillette, Wyoming on which the Company's radio station operations are located. The second note for $150,000 bears interest at 10% per annum and is payable in installments of $25,000 for the first month and $5,000 per month thereafter until July 15, 1999 at which time all unpaid principal and interest are due. This note is secured by the stock of FEHC wholly owned subsidiary, Quality Communications, Inc, which operates the Company's radio station.

The weighted average interest rate on short-term borrowings was
13.49 for 1998 and 1997, respectively.

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

A total of 1,500,000 shares of preferred stock has been designated as Class A, 7% cumulative, non-participating convertible preferred stock, and had a mandatory redemption on November 18, 1996. As of December 31, 1998 the holders of the Class A Preferred Stock have not demanded redemption.

Liquidation preference is approximately $15,000. Each class A share may be converted into two shares of common stock. The Class A
Preferred Stock has not been redeemed as of December 31, 1998.

A total of 1,000,000 shares of preferred stock has been designated as Class B, 6% cumulative dividend, paid quarterly, if and when declared, redeemable by the Corporation at face value and each share of class B is convertible into 12.5 shares of common stock. The rights of the Class B shares shall be subordinate to Class A shares.

A total of 1,000,000 shares of preferred stock has been designated as Class C, non-dividend and each share is convertible into common stock at a conversion price equal to the average 30 day bid price of the common stock on the date of conversion. The rights of the Class C shares shall be subordinate to Class A and Class B shares.

In connection with the acquisition of Global Internet Corporation, the Company entered into an agreement with two officers of Global Internet on June 16, 1997 whereby the Company issued 14,080 shares of Class B convertible preferred stock in exchange for $176,000 of debt owed to the two officers by Global Internet.

In 1997, the Company issued 751,600 shares of common stock for consulting and other services valued at $676,215 (includes $252,000 in services from related parties) or an average of $.90 per share. In 1997, the Company also issued 440,000 shares of common stock in settlement of accrued bonuses to consultants and employees and accounts payable totaling $270,800. Stock bonuses accrued for related parties was $168,000.

In 1997, the Company sold 47,067 shares of Class B Convertible
Preferred Stock for $262,750, which was net of offering costs of $39,750. The Company also issued 150,000 shares of common stock upon exercise of common stock options receiving proceeds of $75,000.

In 1997, the Company cancelled 221,534 shares of common stock held as treasury of which 144,409 represented shares returned to the Company in connection with a litigation settlement with Image Marketing Group; 50,000 represented the cancellation of common stock held by a bank as collateral on a note payable and 27,125 represented shares previously held by First Films, Inc.

In 1998, the Company sold 16,000 shares of Class B Convertible
Preferred Stock and 771,667 shares of common stock for $213,300 which is net of offering costs.

In 1998, the Company issued 1,116,016 shares of common stock for consulting and other services valued at $399,743 (includes $225,000 in services from related parties) or an average of $.36 per share.

Common Stock Options   In June 1994, the Company adopted a Non-
Qualified Stock Option Plan, under which the Company's Board of Directors are authorized to issue options to purchase up to 62,500 shares of the Company's common stock to qualified employees, officers and directors of the Company. The option price may be changed at the discretion of the Board of Directors. No options have been issued under this plan. During 1998 and 1997, the Company has also issued other non-qualified stock options to non-employees under terms and at prices deemed appropriate by the Board of Directors.

The following is a summary of the number of shares under option:

                                           Weighted
                                           Average
                          Non-Qualifying   Exercise    	Expiration
                          Stock Options    Price       Dates
Balance, January 1, 1997       95,000    $  3.49
   Granted                    400,000        .79       1999-2002
Exercised                 (100,000)       .50
   Expired/Rescinded         (285,625)      2.39
----------------------------------------------------------------
Balance, December 31, 1997    109,375     $ 2.91        1998-2002
-----------------------------------------------------------------
   Granted	                    300,000     $  .40             1999
   Exercised
Expired	                     (9,375)      3.49
-----------------------------------------------------------------
Balance December 31, 1998     400,000     $.5175        1999-2002
=====================================================================

The following table summarized information about stock options outstanding and exercisable as of December 31, 1998:
                                             Weighted
                                             Average       Weighted
  Range of              Number              Remaining      Average
 Exercise Prices        Outstanding &       Contractual    Exercise
 From       To          	Exercisable       	Life in Years     	Price

 $ .40   $  .40          300,000             0.50         $	   .40
 $ .50   $ 1.25          100,000             2.50         $	   .87
-----------------------------------------------------------------
                         	400,000             1.00         $	 .5175
=================================================================

Options issued to non-employees in 1998 and 1997 resulted in compensation expense of $66,888 and $78,617 respectively, under SFAS 123.

NOTE G COMMON STOCK WARRANTS

In connection with a settlement agreement between the Company and Balzac, Inc, a warrant was issued to Balzac to purchase 500,000 shares of the Company's common stock at $1.00 per share.

The warrant, issued at fair market value, is exercisable for a period of five years and expires April, 2002.The issuance of these warrants to Balzac resulted in compensation expense of $315,453 in 1997 under SFAS
123. In 1998, Balzac exercised their option to purchase 100 shares of common stock.

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

The Company has elected to continue with the accounting treatment for stock options and warrants issued to employees under APB 25, which is an intrinsic value-based method, and has adopted SFAS 123, which is a fair-value based method of accounting for stock options. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions, dividend yield of 0%, expected volatility of .1%, risk free interest rate of 6%, and expected lives of 5 years for the stock award. No options were issued to employees in 1998. Had compensation costs been determined based on the fair value at the grant date for stock option and stock warrant grants to employees consistent with the method of SFAS No. 123, the Company's net loss from continuing operations and net loss per share from continuing operations would have increased as indicated below for the year ended December 31, 1997.



Net (loss) from continuing operations, as reported    ($2,882,769)
Net (loss) from continuing operations, pro-forma      ($2,898,513)
    Net (loss) per share, continuing operations basic
      and diluted, as reported                                  ($.48)
    Net (loss) per share, continuing operations
     basic and diluted, pro-forma                               ($.48)

NOTE H   INCOME TAXES

The tax effects of temporary differences and carryforward amounts that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1998 and 1997 are:

 Deferred tax assets:                               1998           1997
Net operating loss carryforwards              $  6,009,000     $5,466,000
Property, equipment, other assets, net              (8,000)        (6,000)
Litigation settlement                                             102,000
Discontinued operations                            (15,000)      (181,000)
Other                                               24,000         88,000
-------------------------------------------------------------------------
Total gross deferred tax assets                  6,010,000      	5,469,000
Less valuation allowance                        (6,010,000)    	(5,469,000)
-------------------------------------------------------------------------
Net deferred tax assets                       $          0    $         0
========================================================================

A valuation allowance has been recorded equal to the net deferred tax asset, as management was not able to determine if it is more likely than not that the deferred tax assets will be realized.

The valuation allowance increased $541,000 in 1998 and $1,069,000 in 1997.

The following summary reconciles the income taxes at the statutory rate of 37% in 1998 and 1997 with the actual taxes:

                                               1998                1997
  Benefit computed at the statutory
     rate-continuing operations             $   (232,000)      $	(980,000)
  Discontinued operations                         (7,000)        	(89,000)
  Valuation allowance                            239,000       	1,069,000
-----------------------------------------------------------------------
  Provision for income taxes                $          0       $	       0
============================================================================

As of December 31, 1998, net operating loss carryforwards were approximately $16 million. Utilization of certain portions of this amount is subject to limitations under the Internal Revenue Code.
Carryforward amounts expire at various dates through 2018.

NOTE I  RELATED PARTY TRANSACTIONS

The Company contracts out substantial administrative, management and accounting functions to a company wholly owned by the former president and a current director of the Company. Monthly fees for such services were $21,000 for the period January 1, 1997 through August 31, 1998, thereafter the fees were reduced to $14,000. Total annual fees paid by cash and by the issuance of common stock for 1998 and 1997 were $225,000 and $252,000 each year, respectively.

In July 1997, the Company acquired 100,000 shares of common stock of ASOTV from NMG, LLC, an entity owned by the wife of the president, in exchange for 100,000 shares of common stock of the Company. The value of the common stock issued to NMG, LLC, $50,000, has been classified as officer compensation in the accompanying consolidated statements of operations.

Consulting fees were paid to the wife of the President for the year ended December 31, 1997 in the amount of $5,500. The amounts paid to the wife of the President have been classified as officer compensation in the accompanying consolidated statement of operations.

In 1997 and 1998, the President was advanced approximately $25,000 which is being repaid in monthly installment of approximately $1,000.

NOTE J   COMMITMENTS

Lease Commitments   The Company has long-term operating lease agreements
for office space, building and certain equipment. Future minimum lease payments required under long-term leases in effect at December 31, 1998 are as follows:

                 Minimum Rent      	Sublease Rent            Net
 1999             $165,109         $81,888             $83,221
 2000              153,541          81,888              71,653
 2001              147,414          81,888              65,526
 2002              115,769          54,592              61,177
 2003               63,105	                              63,105
 Thereafter        257,679                             257,679

Rent expense for continuing operations was $191,795 and $176,765 in 1998 and 1997. Rent expense for discontinued operations was $7,449 in 1998 and $77,365 in 1997.

Commencing September, 1998 the Company subleased its executive space under the terms of a four year sublease. The Company has not been relieved of its primary obligation due under the original lease with the lessor. Monthly payments due under the lease are $6,394. The sublease calls for payments of $6,824 per month for 48 months commencing September 1, 1998. Both the primary lease and the sublease expire August 2002.

In January, 1997 the Company completed its expansion of the comedy club which included significant leasehold improvements. The lessor agreed to finance the leasehold improvement totaling $150,000. The $150,000 note payable bear interest at 12% and is due in 108 monthly installments of $2,278 commencing February 1, 1999.

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

In May 1997, David Spolter and Faige Spolter (Spolter) filed a lawsuit against FEHC in the Superior Court of the State of California. The plaintiffs alleged various federal and state securities violations and sought recovery of their $75,000 investment plus damages. On July 1, 1998, Spolter and FEHC entered into a settlement agreement whereby FEHC agreed to pay Spolter $150,000. $25,000 was paid upon execution of the Settlement Agreement and the remaining $125,000 shall be payable in monthly installments of $5,000 a month until July 15, 1999 at which time all unpaid principal and interest shall become due and payable. The note bears interest of 10% per annum. FEHC agreed to pledge all of its stock of its wholly owned subsidiary, Quality Communications, Inc. and to provide security interest in all assets of Quality Communications, Inc. In the event of default, the amount due shall be $180,000 plus interest at 10% from June 1, 1998, less amounts previously paid. Any unpaid amounts shall be due and payable upon sale of the radio station in Gillette, Wyoming.

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

During 1997 and 1998, the Company, certain officers and directors of the Company and other unrelated parties received requests for information from the U.S. Securities and Exchange Commission (SEC) related to an investigation begun by the SEC during 1997 into various matters. The Company has since been notified by the Central Regional Office of the SEC that it plans to recommend to the Commission that an enforcement action be instituted against the Company, its president and a former director for failure to make required filings and failure to report certain information required by the securities laws. The Company believes it has made all required filings to date and believes it has disclosed all information required by the securities laws. There can be no assurance as to the final outcome of the investigation or the impact, if any, on the operations of the Company.

NOTE L   FOURTH QUARTER ADJUSTMENTS

During the fourth quarters of 1998 and 1997, the Company recorded the following year-end adjustments, which it believes are material to the results of that quarter:

                                              1998              1997
Write-down of assets, including goodwill
 of discontinued operations of ASOTV to
   net realizable value                                       $	 490,000
Impairment write down of Balzac note
 Receivable                                 $   81,000        $ 	902,000
Impairment write down of Global Casino's
 Investment                                                   $ 	558,000
Compensation for issuance of common
  stock options  and warrants                                 $ 	434,025

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

	In April 1997, Balzac and the Company entered into an agreement whereby Balzac would buy back the Australian Licensing Agreement for $800,000 and would repay the Company $200,000 which was the difference between the value of the seized inventory and the obligation under the licensing agreement. The $1,000,000 was to be repaid over forty months at 8% per annum. The $1,000,000 was to be repaid to the Company through the sale, by Balzac, of 1,000,000 of the Company's shares of common stock owned by Balzac.

The ability of Balzac to sell all 1,000,000 shares held by Balzac at a price of $1.00 to repay its obligation was determined by management to be unlikely. As of December 31, 1997 the note receivable from Balzac was determined to be impaired and was written down to its net realizable value of $81,344 resulting in an impairment loss of $902,018. As of December 31, 1998 the note receivable was determined to be further impaired and was written down to its net realizable value of $42,000 resulting in a loss of $39,340. Subsequent to year end the Company was informed by Balzac that it had filed Chapter 11 Bankruptcy proceedings. Management determined the note receivable was unlikely to be collected and the remaining $42,000 was written off as of December 31, 1998.

NOTE N OTHER BUSINESS DEVELOPMENTS

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

As of March 19, 1999, SNI had not completed a financing of $1,000,000 and the Company terminated the definitive agreement


NOTE 0 SUBSEQUENT EVENTS

In March, 1999 the Board of Directors authorized the issuance of options to the president, each member of the Board of Directors and a consultant to purchase up to 3,050,000 shares of common stock at prices ranging from $.21 per share to $.53 per share. The exercise price is equal to the closing bid price for the Company's common stock on the date of the grant. The exercise of options for 1,200,000 shares is contingent on the closing bid price of the Company's common stock of at lease $1.00 on the last trading day for 1999. The exercise of options for 1,000,000 shares is contingent upon the execution of definitive agreements with two prospective companies that the Company is currently negotiating with. If definitive agreements are not executed by December 31, 1999 the options for 1,000,000 shares expire.

On March 17, 1999 the Company signed a letter of intent with Global Games Corp. (Global Games) for the licensing of Globals Game's sports book software and related technology. Under the terms of the agreement Global Games will receive a percentage of the net gaming revenue for the licensing of its software to the Company. Consummation of this transaction is subject to the completion of a definitive agreement and approval by the Board of Directors of both companies. Under the letter of intent Global Games will provide all technical service and support. The gaming site will be operated from the Commonwealth of Dominica and will to accessible on a play for fun basis from North America. The Company is unable to predict if or when the agreement will be signed and the transaction will be consummated.

On March 20, 1999, the Company signed a letter of intent with EMNet Corp (EMNet) to form a joint venture and create a significant
Internet based website business for Comedy products based around the affiliation and content derived from a circuit of the leading comedy clubs in America. Revenue streams would be generated through providing Internet marketing services to member clubs, producing regular sponsored live exclusive programming on the Internet and develop a pay-per-view model, and through the sale of comedy CD's and direct downloads, associated merchandise and admissions to live performances at member clubs. The closing of this transaction will be subject to negotiating a definitive agreement, approval by the Board of Directors of both companies, completion of a detailed business plan, completion of the required agreements with America On Line ("AOL") and the signing of a minimum of 5 member clubs.

NOTE P    SEGMENT INFORMATION


Financial information by industry segments for the years ended December
31, 1998 and 1997 is summarized as follows:

                                                           Live
                                Radio         Video       Entertainment
FOR THE YEAR ENDED
DECEMBER 31, 1998
Revenue   unaffiliated         $  804,004    $   213      	$1,353,667
Revenue   affiliated
Operating income (loss),
 continuing operations            173,883        169         231,442
Total assets                    1,240,090    	960,980         444,095
Depreciation and
 Amortization                      78,619                      6,597
Capital expenditures                3,705     	24,049
Interest Expense                   50,417     23,771           4,316

FOR THE YEAR ENDED
DECEMBER 31, 1997
Revenue unaffiliated           $  771,992    $50,239      	$1,389,533
Revenue affiliated
Operating income (loss),
 continuing operations            104,000    	(31,732)        193,471
Total assets                   1,317,535          0         337,063
Depreciation and
 Amortization                      87,100     35,525           4,105
Capital expenditures               10,144          0           5,224
Interest Expense                   54,577     33,206           4,625

                              Other
                             Segments(1)   Eliminations    Consolidated
FOR THE YEAR ENDED
DECEMBER 31, 1998
Revenue   unaffiliated         $  75,049                  $2,232,933
Revenue   affiliated             175,956     (175,956)
Operating income (loss),
 continuing operations        (1,056,761)                   (651,427)
Total assets                   1,193,262   (1,357,597)     1,519,850
Depreciation and
 Amortization                     18,944                     104,160
Capital expenditures                                          27,754
Interest Expense                  26,221                     104,725

FOR THE YEAR ENDED
DECEMBER 31, 1997
Revenue unaffiliated           $ 112,327    $       0     	$2,324,091
Revenue affiliated               175,956     (175,956)
Operating income (loss),
 continuing operations        (3,065,854)                 (2,800,115)
Identifiable assets            1,318,719   (1,344,585)     1,628,732
Depreciation and
 Amortization                      14,446                    141,176
Capital expenditures                5,252                     20,620
Interest Expense                    3,394                     95,333

(1) Other segments represents the operations of the parent company which is primarily responsible for incurring general and administrative expenses. Identifiable assets are essentially investments in subsidiaries which are eliminated in consolidation.


























Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with Gordon, Hughes & Banks LLP with regard to matters of accounting principle or disclosure.

PART III

Item 9. Directors , Executive Officers , Promoters and Control Persons

Information concerning the Directors and Executive Officers of the Company is as follows:

                                                      Tenure as Officer
Name                 Age    Position              or Director

A. B. Goldberg        51   Director               April 1993 to present
                           President and       Commencing February 1995
                           Chief Executive Officer  to present

William Rubin         38	   Director            November 1998 to present

Doug Olson(1)         50	   Director            February 1999 to present

Howard Stern(1)       44   Director            February 1999 to present

Dr. Theodore Jacobs   66	   Director        November 1996 to August 1998

Dr. Nick Catalano     57	   Director           March 1992 to August 1998

Cindy Jones           43  	Secretary and     April 1994 to November 1998
                          Treasurer

Wende Curtis          35	  Secretary            February 1999 to present

All of the Directors' terms expire at the next annual meeting of shareholders or when their successors have been elected and qualified.
The Officers of the Company serve at the pleasure of 	the Board of Directors.

(1) These directors were elected February 22, 1999.

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

Douglas Olson Mr. Olson was a former President and Director of the Company from March, 1993 to February, 1995. Since February, 1995 Mr. Olson has been the President and owner of Creative Business Services, Inc. (CBS) which provides accounting and management information services. The Company outsources its accounting function to CBS.

Howard Stern Howard has been in the Life Insurance business since his junior year in college at the University of Pittsburgh in 1975. A Bronze, Silver and Gold Award winner with Northwestern Mutual, Howard became a provisional applicant to the Million Dollar Round Table at the age of 21. He became a Life and Qualifying Member in 1994 and has consistently qualified for the Top of the Table for the last five years.

In July of 1993 Howard joined The New York Life Insurance Company where he was extremely active in product development. As a charter member of New York Life's Chairman's Cabinet, his awards and accomplishments included the Professional Experienced Agent Award in 1993 & 1995, New York Life's Agent of the Year in 1995 & 1997, the Seymour Smoller Distinguished Service Award in 1996, and the Fort Lauderdale Individual Life Leader in 1994, 1995, 1997 and 1998.

Howard achieved the position of Council Vice President in 1997, finishing second among all New York Life agents nationally, and in 1998 became Council President. Howard was a 1998 faculty member of NYLIC University's "Leader For Life" Program.

On October 8, 1998, Howard ended his relationship with the New York Life Insurance Company and signed a Career Agent's contract with MassMutual Life Insurance Company.

Howard has served as a consultant to several life insurance companies, both domestically and abroad, on the development of Variable Products marketing and training, and has been a featured speaker at industry functions. He is a member of the (AALU) Advanced Association of Life Underwriters, (NALU) National Association of Life Underwriters, (BCLUA) Broward County Life Underwriters, and a member of the American Society of CLUs.

Howard is a panel member of the (NASD) National Association of Securities Dealers Arbitration Board. He is currently licensed in 20 states for the sale of Life Insurance and Variable Products. He is an approved "CE" Instructor in 48 states and in 1998 taught 8 classes nationally for the American College.

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

Cynthia Jones served as the corporate controller for the Company from 1982 to 1995. She currently serves as corporate controller for Creative Business Services, Inc. Ms. Jones resigned in November 1998.

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

Item 10. Executive Compensation

Only one executive officer received compensation in excess of $100,000 during the fiscal year ended December 31, 1997. Compensation does not include minor business-related and other expenses paid by the Company for its officers during fiscal year 1998 and 1997, nor the personal usage of a Company automobile. Such amounts in the aggregate do not exceed $10,000. The Company's Chief Executive Officer, A.B. Goldberg received compensation of $14,500, and $148,000 for 1998, and 1997, respectively. Mr. Goldberg does not serve as the Company's Chief Executive Officer on a full-time basis and provides services to other companies. Amounts paid to the wife of A.B. Goldberg in the amount of $5,500 for 1997 have been recorded as officer compensation. In addition, the value of common stock transferred to NMG, LLC in connection with litigation settlement are classified as officer compensation (See Footnote I).

From time to time, the Company has granted shares of its common stock as additional compensation to its officers and key employees for their services, as determined by the Company's Board of Directors. During 1998 and 1997, no shares were granted to officers or key employees.

As of December 31, 1998, the Company had no group life, health, hospitalization, medical reimbursement or relocation plans in effect which discriminate, in scope, terms, or operation, in favor of officers or directors of the Company and that are not generally available to all salaried employees. Further, the Company has no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of the Company.

The Company does not pay members of its board of Directors any fees for attendance or similar remuneration, but reimburses them for any out-of-pocket expenses incurred by them in connection with Company business.

Summary Compensation Table

              Annual Compensation                 Long term
                                              Awards      Payouts
(a)        (b)   (c)	      (d)  (e)    (f)         (g)       (h)  (i)
Name and                       Other   Restricted Underlying      All
                                                                  Other
Principal                      Annual  Stock      Options   LTIP
                                                                  Compen-
                                                                  sation
Position                       Compen- Award(s)   SARs(#)   Payouts ($)
           Year  Salary  Bonus sation  ($)        ($)       ($)
                   ($)    ($)
A.B.
 Goldberg  1998   $14,500
President
 and       1997   $24,000      $47,500  $76,500
Chief
 Executive
Officer















Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding ownership of the Common Stock of the Company as of February 28, 1999 by (I) each person known by the Company to be the beneficial owner of more than 5 percent of the outstanding common stock of the Company; (ii) each director of the Company; and (iii) all executive officers and directors of the Company as a group.

Names and Addresses               Beneficial                   Percent
  of Beneficial Owner             Ownership                   of Class

Balzac, Inc.                        975,000                        9.7%
11107 Broadway, Suite 1510
New York, NY 10010

Creative Business Services, Inc.(2) 498,366                        5.0%
5495 Marion Street
Denver, CO 80216

A. B. Goldberg                  (1)  22,338                         .2%
7887 E. Belleview, Suite 1114
Englewood, CO 80111

Doug Olson                          498,366                       5.0%
5495 Marion Street
Denver, CO 80216

Howard Stern                        130,000                       1.3%
500 Corporate Drive
Suite 200
Ft. Lauderdale, FL 33334-3603

William Rubin                   (3) 349,333                      3.5%
313 East Fort Ave.
Baltimore, MD 21230

Officers and Directors            1,000,037                      10%
as a Group (2 persons)

(1) Include shares owned by Nannette Goldberg, wife of A.B. Goldberg Director of Company and shares owned by his mother and his two children. There are no stock options issued or outstanding to A. B. Goldberg. All Forms 4 and 5 required to be filed for Changes in Beneficial Ownership and Annual Statement of Beneficial Ownership have not been filed by this director.

(2) Includes shares owned by Doug Olson, president and sole shareholder of Creative Business Services.

 (3) Includes 6,347 shares of Class B convertible preferred stock convertible into 79,337 shares of common stock.

Form 4 and 5 required to be filed for Changes in Beneficial Ownership and Annual Statement of Beneficial Ownership have not been timely filed by the President and by those directors who have resigned August, 1998. (See Item 9)


Item 12. Certain Relationships and Related Transactions

Commencing April 1995, the Company contracted out some administrative, management and accounting functions of the Company to a company wholly owned by the former president and director of the Company. Monthly fees for such services were $21,000 for the period January 1,1997through August 31,1998, thereafter the fees were reduced to $14,000. Total annual fees paid by cash and by the issuance of common stock for 1998 and 1997 were $225,000 and $252,000 each year, respectively.

In July 1997, the Company acquired 100,000 shares of common stock of ASOTV from NMG, LLC, an entity owned by the wife of the president, in exchange for 100,000 shares of common stock of the Company. The value of the common stock issued to NMG, LLC, $50,000, has been classified as officer compensation in the accompanying consolidated statements of operations.

Consulting fees were paid to the wife of the President for the year ended December 31, 1997 in the amount of $5,500. The amounts paid to the wife of the President have been classified under officer compensation in the accompanying consolidated statements of operations.


PART IV

Item 13. Exhibits and Reports on Form 8-K

 (a) Exhibits. The following exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

Exhibit
Table No                  Document                      Reference
 (2) Plan of acquisition, reorganization,
    arrangement, liquidation,                        None
    or succession

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

  Form 8-K dated November 9, 1998; Item 5.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FIRST ENTERTAINMENT HOLDING CORP


Dated: March 26, 1999             By/s/ A.B. Goldberg
                                  A. B. Goldberg, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Dated: March 26, 1999            /s/ A.B. Goldberg  __________
                                 A. B. Goldberg
                                 President and Principal Executive Officer


Dated: March 26,1999             /s/ Wende Curits
                                 Wende Curtis
                                 Secretary




Dated: March 26, 1999            /s/ William Rubin
                                William Rubin
                                Director


Dated: March 26, 1999             /s/ Doug Olson
                                  Doug Olson
                                  Director


Dated: March 26, 1999             /s/ Howard Stern
                                 Howard Stern
                                 Director