Form 10QSB
period 1999-03-31
FIRST ENTERTAINMENT HOLDING CORP
filed 1999-05-17
CIK 803170

SECURITIES AND EXCHANGE COMMISSION
                          Washington ,D.C.   20549
                                FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

  For Quarter Ended  March 31, 1999        Commission File Number 0-15435

                     FIRST ENTERTAINMENT HOLDING CORP.
             (Exact name of Company as specified in its charter)

      NEVADA                                                84-0974303
    (State or other jurisdiction                         I.R.S. Employer
                            Identification No.)
                   of incorporation or organization)

           7887 E. Bellview, Suite 1114  Englewood, CO     80111
         (Address of principal executive offices)        (Zip code)

   Company's telephone number, including area code        (303) 228-1650

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


Number
of  Shares Issued and Outstanding at April 30, 1999
 Class
 Common stock, $.008 par value                        10,350,395 shares
    Class A Preferred Stock, $.001 par value              10,689 shares
    Class B Preferred Stock, $.001 par value               1,680 shares


                    FIRST ENTERTAINMENT HOLDING CORP.
                        FORM 10-QSB QUARTERLY REPORT
                             TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

   ITEM 1. Consolidated Financial Statements
   Consolidated Balance Sheet as of March 31,1999
    (Unaudited) and December 31, 1998

   Consolidated Statements of Operations (Unaudited) for three months ended March 31, 1999 and 1998

   Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 1999 and 1998

   Notes to Consolidated Financial Statements (Unaudited)

ITEM 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations

PART II - OTHER INFORMATION

  Items 1 through 6

  SIGNATURE

FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                  March 31,    December 31,
                                      1999            1998
ASSETS

CURRENT ASSETS
Cash and cash equivalents          $ 73,344        $109,450
Accounts receivable trade, net
  of allowance                       89,478         101,568
Note receivable officer              15,312          15,010
Inventories                          14,080          14,732
Prepaid and other current assets     80,555          28,508
-----------------------------------------------------------
                                    272,769         269,268
-----------------------------------------------------------
PROPERTY AND EQUIPMENT
 Equipment and furniture            712,359         709,325
 Building and leasehold improvement 682,257         532,257
 Land                               125,000         125,000
-----------------------------------------------------------
                                  1,519,616      1,366,582
less accumulated depreciation
 and amortization                   855,352        845,810
----------------------------------------------------------
                                    664,264        520,772
---------------------------------------------------------
OTHER ASSETS
License, net of accumulated
  amortization                      689,254         725,684
Web Site Development Costs           99,917
Other                                 4,127           4,126
-----------------------------------------------------------
                                    793,298         729,810
-----------------------------------------------------------
TOTAL ASSETS                   $  1,730,331    $  1,519,850
===========================================================
"See accompanying notes to consolidated financial statements."

FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(Unaudited)

                                   March 31,    December 31,
                                        1999            1998
LIABILITIES AND STOCKHOLDERS'
 EQUITY (Deficit):

CURRENT LIABILITIES
Accounts payable                   $  158,467     $ 188,920
Accrued liabilities                   160,855       142,458
Accrued interest                      433,901       430,107
Notes payable and current
  portion of long term debt           982,723       993,384
Note payable related party              3,000         3,000
Net liabilities of discontinued
  operations                           58,551        57,305
-----------------------------------------------------------
Total current liabilities           1,797,497     1,815,174
-----------------------------------------------------------
LONG TERM DEBT, NET OF
 CURRENT PORTION                      322,161       187,699
-----------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.001 par value;
 Authorized 5,000,000 shares;
 Class A preferred stock,
  10,689 shares issued
    and outstanding                        10            10
 Class B preferred stock, 8,320
  shares issued and outstanding             9            13
  Class C preferred stock
   no shares issued
Common stock, $.008 par value;
  Authorized 50,000,000 shares;
   10,208,395 and 9,610,170
    shares issued and outstanding      81,668        76,882
Capital in excess of par value     15,999,370    15,666,086
Accumulated deficit               (16,470,384)  (16,226,014)
-----------------------------------------------------------
                                     (389,327)     (483,023)
-----------------------------------------------------------
TOTAL LIABILITIES  AND
 STOCKHOLDERS EQUITY (DEFICIT)   $  1,730,331  $  1,519,850
============================================================
"See accompanying notes to consolidated financial statements."

             FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                     For the three months For the three months
                          ended March 31,     ended March 31,
                                    1999                1998
REVENUE:
 Live Entertainment            $  435,942        $ 318,338
 Radio                            182,985          194,587
 Video                                                  65
 Other                             36,574           10,518
----------------------------------------------------------
                                  655,501          523,506
----------------------------------------------------------
COSTS AND EXPENSES:
 Cost of sales -
  live entertainment              380,403          268,288
 Cost of products sold -
  Radio                           125,493          149,266
 Cost of products sold -
  video                                                 20
  Impairment write downs           15,000
 Depreciation and
  amortization                     31,377           26,211
 Management and administrative
  fees, affiliate                  42,218           63,000
 Selling, general and
  Administrative                  278,870          230,193
----------------------------------------------------------
                                  873,361          736,978
----------------------------------------------------------
OPERATING LOSS FROM
  CONTINUING OPERATIONS         (217,860)         (213,472)

OTHER INCOME (EXPENSE)
 Interest expense                (27,727)          (22,332)
 Other                             1,217                63
----------------------------------------------------------
LOSS FROM CONTINUING
  OPERATIONS BEFORE
 MINORITY INTREST               (244,370)         (235,741)

MINOITY INTREST IN LOSS
   OF SUBSIDIARY                       0                 0
-----------------------------------------------------------
LOSS FROM CONTINUING
   OPERATIONS                   (244,370)         (235,741)

             FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS, Continued
                                 (Unaudited)
DISCONTINUED OPERATIONS
 Loss from discontinued
 operations
------------------------------------------------------------
 NET INCOME (LOSS)            $ (244,370)        $ (235,741)
=============================================================
PER SHARE DATA-Basic and
  Diluted:
 Net Income (loss) per share
  continuing operations        $   (.025)          $   (.04)
Net  income (loss) per share,
 discontinued operations                                  *
--------------------------------------------------------------
 Net income (loss) per
  common share                 $   (.025)          $   (.04)
=============================================================
WEIGHTED-AVERAGE NUMBER OF
SHARES OUTSTANDING              9,895,806         6,594,877
=============================================================
* Less than $.01 per share
"See accompanying notes to consolidated financial statements."

             FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                     For the three months For the three months
                         ended March 31,      ended March 31,
                                    1999                1998
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net income (loss)             $ (244,370)        $  (235,741)
Adjustments to reconcile
 net income (loss)
  to net cash from operations
Depreciation and amortization      31,377             26,211
Common stock issued for services   88,760            169,838
Common stock options               85,830
Impairment write downs             15,000
Changes in operating assets
  and liabilities
  (Increase) decrease in
   Receivables                     11,788             89,836
   Inventories                        652             (1,512)
   Other current assets           (10,539)            (6,939)
Increase (decrease) in
   Accounts payable               (28,081)           (25,694)
   Accrued Liabilities             22,191              7,514
   Cash (used in) provided by
    discontinued operations           519               (443)
-------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:             (26,873)            23,070
-------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures - net         (3,034)            (2,449)
Web site development              (10,000)
-------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES            (13,034)             2,449
--------------------------------------------------------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
Principal payments on debt        (26,199)           (11,366)
Proceeds from issuance of common
                                   30,000             11,250
------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES              3,801               (116)
-------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH   (36,106)             20,505
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD              109,450              18,049
-------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                  $  73,344           $  38,554
=============================================================
"See accompanying notes to consolidated financial statements."

Supplemental Schedule of Noncash
Investing and Financing Activities        1999           1998
ACCOUNTS PAYABLE CONVERTED INTO
  COMMON STOCK                         $  92,372        $ 41,739
================================================================
NOTE PAYABLE ISSUED FOR
 LEASEHOLD IMPROVEMENTS                $ 150,000
================================================================
COMMON STOCK AND OPTIONS ISSUED
 FOR SERVICES                          $ 174,590        $139,838
================================================================
COMMON STOCK ISSUED FOR
 PREPAID SERVICES                      $  41,508
================================================================
COMMON STOCK ISSUED FOR LIFE
 INSURANCE PREMIUMS                                     $ 30,000
================================================================
ACCOUNTS PAYABLE ISSUED FOR WEB
 SITE DEVELOPMENT                      $  90,000
================================================================

             FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.  Basis of Presentation and Significant Accounting Policies:

      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial information is Unaudited but includes all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the information set forth. The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements which are included in the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 1998.

The results for the interim period are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1999. The Company believes that the three month report filed on Form 10-QSB is representative of its financial position and its results of operations and changes in cash flows for the periods ended March 31, 1999 and 1998.

New Accounting Standards

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

Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other Post Retirement Benefits" is effective for financial statements with fiscal years beginning after December 31, 1997. Earlier application is permitted. The new standard revises employers' disclosures about pension and other post retirement benefit plans but does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other post retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of the plan assets that will facilitate financial analysis, and eliminates certain disclosures previously required but no longer useful. The Company adopted SFAS No. 132 in 1998 and it did not have a material impact on its results of operation.

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

The FASB recently issued Statement  of  Financial  Accounting  Standards No.
134. "Accounting for Mortgage Backed Securities Retained after the Securitization of Mortgage Loans Held by Mortgage Banking Enterprises." (SFAS No. 134) SFAS No. 134 establishes new reporting standards for certain activities of mortgage banking enterprises that conduct operations that are substantially similar to the primary operations of mortgage banking enterprises. This statement is effective for the fiscal quarter beginning after December 15, 1998. Management believes the adoption of this statement will have no impact on the Company's consolidated financial statements.

"YEAR 2000 PROBLEM". The Company is aware of the issues associated with the programming code in existing computer systems as the millenium (Year 2000) approaches. The "Year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize properly date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has determined to purchase new accounting software which is Year 2000 compatible. The new software will be in place by December 31, 1999 and will cost less than $10,000.

2.   Impairment Writedowns

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

In April 1997, Balzac and the Company entered into a settlement agreement whereby Balzac will buy back the Australian Licensing Agreement for $800,000 and will repay the Company $200,000 which was the difference between the value of the seized inventory and the obligation under the licensing agreement. The $1,000,000 will be repaid over forty months at 8% annum. The $1,000,000 was to be repaid to the Company through sale, by Balzac, of 1,000,000 shares of the Company's common stock owned by Balzac. The settlement agreement required Balzac to deposit the 1,000,000 with a broker and sell the shares pursuant to the Broker Agreement. Any shares not sold by August 8, 2000 would be returned to the Company.

The ability of Balzac to sell all 1,000,000 shares held by Balzac at a price of $1.00 to repay its obligation was determined by management to be unlikely. As of December 31, 1997 the note receivable from Balzac was determined to be impaired and was written down to its net realizable value of $81,344 resulting in an impairment loss of $902,018. As of December 31, 1998 the note receivable was determined to be further impaired and was written down to its net realizable value of $42,000 resulting in a loss of $39,340. Subsequent to December 31, 1998 the Company was informed by Balzac that it had filed Chapter 11 Bankruptcy proceedings. It is management's position that the note receivable from Balzac is secured by the unsold shares held by Balzac, which is 975,000 at March 31, 1999, and the proceeds from the sale of any shares will be applied in accordance with the settlement agreement and shares not sold by August,
2000 will be returned to the Company.   Management determined the note
receivable was unlikely to be collected and the remaining $42,000 was written off as of December 31, 1998.

3. Stockholders Equity

During the quarter ending March 31, 1999, the Company issued 489,225 shares of common stock for consulting services valued at approximately $222,640 of which $92,372 was for prior accrued services and $41,508 was for prepaid services. The common stock issued for consulting services was registered in an S-8 registration statement. In addition, the Company sold 50,000 shares restricted common stock in a private placement offering resulting in net proceeds of $30,000.

In March, 1999 the Board of Directors authorized the issuance of options to the president, each member of the Board of Directors and a consultant to purchase up to 3,050,000 shares of common stock at prices ranging from $.21 per share to $.53 per share. The exercise price is equal to the closing bid price for the Company's common stock on the date of the grant. The exercise of options for 1,200,000 shares is contingent on the closing bid price of the Company's common stock of at lease $1.00 on the last trading day for 1999. The exercise of options for 950,000 shares is contingent upon the execution of definitive agreements with two prospective companies that the Company is currently negotiating with. If definitive agreements are not executed by December 31, 1999 the options for 1,000,000 shares expire.

As of March 31, 1999 options to purchase 1,375,000 shares of common stock have vested and the remaining options to purchase 1,675,000 are contingent upon future events.

The Company has elected to continue with the accounting treatment for stock options and warrants issued to employees under APB 25 which is an intrinsic value-based method, and has adopted SFAS 123, which is a fair value based method of accounting for stock options. Options issued to Directors who are not officers or employees are accounted for under SFAS 123.

For the period end March 31, 199 the Company recognized compensation of $85,830 for those options granted in March, 1999 that were accounted for in accordance with SFAS 123.

4.   Income Taxes

The tax effects of temporary differences and carryforward amounts that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1998 and 1997 are:

 Deferred tax assets:                    1998          1997
 Net operating loss carryforwards   $ 6,009,000 $ 5,466,000
 Property and Equipment                  (8,000)     (6,000)
Litigation Settlement                               102,000
 Discontinued operations                (15,000)    181,000
 Other                                   24,000      88,000
-----------------------------------------------------------
 Total gross deferred tax assets      6,010,000   5,469,000
 Less valuation allowance            (6,010,000) (5,469,000)
-----------------------------------------------------------
 Deferred tax liabilities:
 Property and equipment
------------------------------------------------------------
NET DEFERRED TAXES                  $        -0- $       -0-
============================================================

A valuation allowance has been established to reflect management's evaluation that it is more likely than not that all of the deferred tax assets will not be realized.

The valuation allowance increased $541,000 in 1998 and $1,069,000 in 1997.

As of December 31, 1998, net operating loss carryforwards were approximately $16 million. Utilization of certain portions of this amount is subject to limitations under the Internal Revenue Code. Carryforward amounts expire at various dates though 2018.

5.     Other Business Developments

Sportsnet, Inc.

On September 15, 1998, the Company entered into a definitive agreement with SportsNet, Inc. (SNI) The effective date of the Agreement was to have been ten days after the following two events; (i) SNI has completed a financing of not less than $1,000,000 and (ii) the Company has entered into a contract with a credit card processor for participants in the Games satisfactory to both the Company and SNI. The Agreement, if and when it becomes effective, will continue in effect as long as the Company has a valid internet gaming license issued by the Commonwealth of Dominica or will terminate upon revocation of such license by the Commonwealth of Dominica.

As of March 19, 1999, SNI had not completed a financing of $1,000,000 and the Company terminated the definitive agreement

Global Games Corp.

On March 17, 1999 the Company signed a letter of intent with Global Games Corp. (Global Games) for the licensing of Global Games' sports book software and related technology. Under the terms of the agreement Global Games will receive a percentage of the net gaming revenue for the licensing of its software of the Company. Consummation of this transaction is subject to the completion to a definitive agreement, approval by the Board of Directors of both companies, entering into an agreement with a credit card processor and confirmation of the extension of the Company's internet gaming license issued by the Commonwealth of Dominica in December, 1997. Under the letter of intent, Global Games will provide all technical service and support. The gaming site will be operated from the Commonwealth of Dominica and will be accessable on a play for fun basis from North America. The Company is committed to maintaining strict compliance with all existing and pending federal, state and local legislation regarding Internet gaming and would ensure operation of the site in strict compliance of local, state and federal laws. The Company is awaiting a legal opinion from outside legal counsel regarding structure for sublicensing internet gaming software to unrelated entities which will operate an internet site which would accept wagers. The Company is unable to predict if or when the agreement will be signed and the transaction will be consummated.

EMNet Corp.

On March 20, 1999, the Company signed a letter of intent with EMNet Corp ("EMNet") to form a joint venture and create a significant Internet based web site business for "Comedy" products based around the affiliation and content derived from a circuit of the leading comedy clubs in America. Revenue streams would be generated through providing Internet marketing services to member clubs, producing regular sponsored live exclusive programming on the Internet and develop a pay-per-view model, and through the sale of comedy CD's and direct downloads, associated merchandise and admissions to live performances at member clubs.

Under the terms of the letter of intent EMNet would be responsible for supplying all necessary internet requirements including but not limited to
i) building and maintaining the "Comedy" website, ii) providing an account executive to drive the business online, run the AOL advertising and promotion and live entertainment programming, iii) develop and implement the online advertising and iv) provide all necessary technology requirements.

The Company would be responsible for supplying all necessary content for the website which shall include but not be limited to i) providing a minimum of five member comedy clubs as members sufficient to provide critical mass, ii) a high profile comic to host the site as spokesperson, iii) a series of live events which could be broadcast on Internet radio or video cast and iv) supply comedy news and other content.

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

Softec Systems Caribbean, Inc,

On March 23, 1999 a wholly owned subsidiary of the Company, Kensington Investments, Inc., entered into an agreement with Softec Systems Caribbean Inc, (Softec) a wholly owned subsidiary of Starnet Communications International Inc., to license its internet casino software to the Company.

The Company will be supplied with a customized, full service Internet gaming system, including virtual casino games, a sportsbook with real-time odds feed from Las Vegas and Europe, and simulated horse and dog racing. The Company's customers will be able to place wagers via a secure, on line financial transaction system. Softec will supply all hardware, software, that is Year 2000 complaint, and an appropriate connection to the Internet with sufficient bandwidth to properly operate the licensed software.

The Agreement commenced March 30, 1999 upon payment of $10,000 by the Company. The Company is required to pay Softec a one time set up fee of $100,000, of which $10,000 was paid upon signing of the Agreement, $10,000 is due May 30, 1999 and $10,000 is due for eight consecutive months commencing August 30, 1999. The Company shall pay Softec a licensing fee ranging from 25% of net monthly revenue to 12.5 % of net monthly revenue but not less than $25,000 a month.

The Agreement shall be in effect for one year and shall be automatically renewed indefinitely with additional one year terms unless the Company gives written notice of termination at least 45 days prior to the end of any one year period.

The Company is responsible for obtaining and maintaining all necessary licenses, as required by the Antigua Free Trading Zone, Antigua, West Indies, for all the operations of an Internet Casino and an Internet Sportsbook operation.

As of May 14, 1999 the Company's subsidiary has not yet been issued its internet gaming license from Antigua, West Indies, which is required to commence wagering on its internet site.

The Company is committed to maintaining strict compliance with all existing and pending U.S. legislation regarding internet gaming. In addition, the agreement with Softec requires that the Company not accept wagers from persons residing in Canada and to implement all measures stipulated by Softec to ensure persons residing in Canada are not able to wager utilizing the licensed software.

Dimension On Line

On April 5, 1999 the Company signed a letter of intent with South Florida publisher Skarco Press for the acquisition of the exclusive internet rights to their Young Jewish Lifestyle Publications, Dimensions Magazine.

Published six times a yearly, Dimensions is a distinctive and contemporary glossy magazine reach South Florida's upscale Jewish population.

Consummation of this transaction is subject to the completion of due diligence, completion of a definitive agreement, determination of the cost of the exclusive internet rights and approval by the Board of Directors of both Companies. Under the letter of intent Skarco Press will provide the contents of the Dimensions Magazine to the web site as well as customization of the online content for regional editions to be made available in major advertising markets. Skarco press will also provide the sales and marketing for the Dimensions On Line Magazine. The Company will provide hosting of the Dimensions On Line Magazine and receive all on-line advertising revenues. The Company is unable to predict if or when the agreement will be signed and the transaction will be consummated.

Global Games-Bingo

On April 29, 1999, the Company entered into a letter of  intent  with Global
Games  Corp.   to  form  a  50/50  joint  venture  to  acquire certain Bingo software.

The joint venture will operate a web site, hosted in Canada, where participants can play for free and win prizes which will be provided by advertisers. In addition, the joint venture will license software to other unrelated entities who would offer bingo for money on the internet. The joint venture would receive licensing fees from the licensing of the software to these third parties. Under the proposed letter of intent the Company would acquire a 50% interest in the software by issuing 300,000 shares of its common stock. The software would then be contributed to the joint venture. In addition, Global Games Corp will contribute its internet gaming license granted by the Commonwealth of Dominica.

Consummation of this transaction is subject to the completion of additional due diligence, a joint venture agreement, bingo software acquisition agreement and approval by the Board of Directors of both Companies.

ET&T

On May 3, 1999 the Company entered into a joint venture agreement with eConnect and Electronic Transaction Technologies (ET&T) to bring to market its patented ATM smart card devices for electronic e-commerce transactions, taking internet transactions from credit to cash.

The name of the joint venture is Intergate.com and the sole purpose shall be to develop and exploit the e-commerce cash transfer technology and to arrange for necessary financing.

In accordance with the joint venture agreement each joint venture partner shall contribute a best efforts financing commitment for up to 50% of the costs to develop, produce, and exploit the technology which is estimated to be $200,000. In addition, ET&T will contribute its rights, title and interest in and to the technology. The joint venture net profits and losses shall be allocated 50% to each joint venture partner.

The Company was granted a non-exclusive license to use the ET&T technology for e-commerce sites that the Company owns, operates or licenses and all fees associated with the non-exclusive license shall be waived.

As part of the Agreement the Company granted an option to ET&T to purchase 500,00 shares of the Company's common stock at $.83 per share and ET&T has granted an option to the Company to purchase 500,00 shares of ET&T at $.63 per share. Both options shall expire on December 31, 2000.

UPROAR ENERTAINMENT

On  May  5,   1999  the  Company  entered  into  an  agreement  with  Uproar
Entertainment (Uproar) for the production and maintenance of a web site and the sale of Uproar products on the web site.

The Company shall design and construct, at its own expense, a web site and provide hosting and marketing for the site and will offer Uproars products for sale. Uproar will be responsible for fulfilling and shipping all sales order generated through the web site. The Company will pay $8.00 per CD and $6.00 per cassette ordered to Uproar. The Company will receive all proceeds from the sale of products on the web site and remit to Uproar on a monthly basis the cost of products sold. The agreement shall be for a period of five years and is renewable by mutual consent of both parties.


All That Media

On May 10, 1999 the Company entered into an agreement with a newly formed media company called "All That Media" to acquire a controlling interest in that All That Media by issuing a option to its shareholders to purchase 500,000 shares of common stock of the Company at $.75 per share. The option to acquire All That Media will be exercisable commencing December 24,1999 and will expire December 24,2000.

All That Media is a company that specializes in intellectual property development, internet portal development and internet advertising. The Company has contracted with the principals of All That Media for web site development, internet portal development and internet advertising for the various new internet businesses the Company intents to commence. The minimum costs to the Company contemplated under the contract is $5,000 a month.

ITEM 2.  MANAGEMENT DISCUSSION AND PLAN OF OPERATION.

Results of Operation March, 1999 vs. March, 1998

For the quarter ended March 31, 1999 the Company incurred a loss from continuing operations of approximately $244,000 as compared to a loss from continuing operations of approximately $236,000 for the quarter ended March 31, 1998. The increase in the net loss for the quarter ended March 31, 1999 as compared to March 31, 1998 is the primarily result of an increase in general and administrative expenses and impairment write downs.

Overall, revenues increased by approximately $132,000, from $524,000 in 1998 to $656,000 in 1999. Most of the increase is from live entertainment revenue which increased $117,000 and other income increased $26,000. Radio sales decreased by approximately $12,000. The increase in live entertainment revenues was due to increased attendance as a result of more big name acts in the first quarter of 1999. Although big name headliners usually draw more attendance, their cost is also substantially higher. Big name headliners were not as available for club acts in 1998 as compared to 1999.

The Company no longer distributes any videotapes, therefore sales are minimal.

Radio sales is comprised of radio advertising, concert income, trade show income and super saver advertising income. In the first quarter of 1998, total radio sales was $194,500 of which radio advertising was $156,000 or 80% of the total radio sales. In the first quarter of 1999, total radio sales was $183,000 of which radio advertising was $160,000 or 87% of the total radio sales. Radio advertising sales increased $4,000 or 2.5% the first quarter ended 1999 compared to the first quarter ended 1998. The primary reason for the overall reduction in radio revenue of approximately $12,000 in 1999 compared to 1998 was a reduction of concert income which was $13,800 in 1998 and $0 in 1999. No concerts were scheduled for the first quarter of 1999.

Other income at March 31, 1999 and 1998 represents rent income, T-shirt, coupon books and cigarette sales. The primary reason for the increase in other income is sublease income which commenced September, 1998. In the first quarter of 1999, sublease income was $28,000 as compared to $0 for the first quarter of 1998.

Cost of sales live entertainment increased as a result of an increase in revenues and the percent of cost of sales to sales increased from 84% in 1998 to 87% in the first quarter of 1999. Although attendance increased, the labor cost also increased which resulted in a lower gross profit. Labor costs, which includes entertainers salaries, increased from $140,000 in 1998 to $213,000 in 1999. Labor costs as a % of revenues was 44% in 1998 and 49% in 1999.

Cost of goods sold radio, decreased approximately $ 24,000 comparing 1999 to 1998. The cost of sales radio as compared to radio sales was 69% in 1999 and 77% in 1998. The primary reason for the decrease in cost of operations was a reduction of promotion expense which decreased $15,000 from 1998 to 1999.

A substantial portion of the Company's assets are fully depreciated and additions to property and equipment was $153,000 for 1999. In February, 1999 the comedy club completed a major remodeling project which costs $150,000. The remodeling costs are being amortized over the life of the lease, approximately 9 years. As a result of the depreciation associated with the remolding costs depreciation expense for 1999 increased over 1998.

Management and administration fees, affiliate represents fees paid to a related party for accounting and administrative functions which are outsourced to the related company. Monthly fees were approximately $20,000 a month in 1998 and $14,000 a month in 1999.

General and administrative costs increased approximately $48,000 in 1999 as compared to 1998. The increase is primarily attributable to compensation costs of $86,000 associated with options issued March, 1999 accounted for in accordance with SFAS 123. The increase in compensation costs associated with the issuance of common stock options is partially offset by $39,000 in life insurance expense in 1998 that was not incurred in 1999.

Interest expense increased 1999 over 1998 as a result of an increase in notes payable of approximately $275,000 due to litigation settlements in April and July, 1998 in which interest did not accrue until after the first quarter of 1998.

Liquidity and Capital Resources

As of March 31, 1999, the Company had a working capital deficit of approximately $1.5 million. Despite a loss of approximately $244,000, net cash used in operating activities was only $27,000 primarily due to common stock options granted and common stock issued for services of $175,000. The Company has been able to issue common stock for services thereby reducing the need for working capital.

The Company's ability to continue as a going concern will largely depend on its ability to extend existing debt obligations, generate working capital through debt or equity financing and profitable operations. Working capital deficiencies have hindered the Companies ability to fund certain business segments. Working capital is needed to further develop both existing lines of business and new lines of business contemplated by the various letters of intents and agreements entered into in the first quarter of 1999. The likelihood of obtaining the necessary equity financing is uncertain at this time.

The Company has been successful in 1999 and in 1998 in financing some of its operations through the issuance of common stock in exchange for services. In 1999, the Company issued 189,775 shares of common stock valued at $88,760 or an average of $.47 per share. In 1998, the Company issued 459,850 shares of Common Stock valued at $169,837 or an average of $.37 per share. In February 1998 the Company was delisted from NASDAQ which had adversely affected the price of the stock for most of 1998. Of the total costs and expenses of $737,000 in 1998 and $873,000 in 1999, $170,000 was paid in stock in1998 and $89,000 was paid in stock in 1999. Stock issued as a percentage of revenue was 23% in 1998 and 14% in 1999.

Commencing with the new lease for the Comedy Works space in Larmier Square effective January 1, 1998 Comedy Works began a significant remodeling project. The remodeling was completed in February, 1999. The seating capacity was increased by approximately 20 seats from 285 to 305. The increase in seating capacity is expected to increase revenues for those shows which have typically sold out in prior years. The total remodeling costs were approximately $300,000 of which $150,000 was paid by the landlord (lessor) as tenant improvements and $150,000 was paid by Comedy Works. The landlord (lessor) has agreed to finance the Company's portion of the remodeling cost payable monthly at 12% per annum over 10 years. The monthly payments are approximately $2,300.

The Company has a note payable due July, 1999 for approximately $88,000 and has a note payable due October, 1999 of approximately $125,000. As a result of the definitive agreement with Softec, the Company is obligated to pay $90,000 to Softec in $10,000 increments commencing May, 1999. Additionally, working capital is needed for marketing the internet gaming site, although the Company has not yet determined the marketing budget. The Agreement signed with Uproar Entertainment requires the Company to design, construct, host, market and manage the web site and the Company has entered into an
agreement to issue common stock for these costs.   The  Company  is   also
negotiating  to  purchase  a  radio  station  in  Leeds,  South Dakota.  The
Agreement, if consummated, would require a $20,000 non-refundable down payment, with the remaining $280,000 payable monthly over 15 years. The Company estimates that it will require approximately $150,000 in equipment to commence operations.

Currently, the Company has limited working capital and does not have sufficient working capital to meet its existing debt obligations and other working capital needs contemplated under the various definitive agreements executed in the first quarter of 1999. In addition, working capital of approximately $170,000 is needed to commence operations of the new radio station. If the Company is successful in negotiating definitive agreements related to pending letters of intent, additional working capital would also be needed to commence operations.

In 1998, the Company raised $168,000 in equity financing and in March, 1999 it raised $30,000, but there can be no assurance that the Company would be successful in raising the additional equity financing needed as contemplated under the letters of intent or the definitive agreements executed in the first quarter of 1999. In some cases, the Company has not yet completed its due diligence procedures which includes an analysis of the working capital needed. For those letters of intent in which the Company is still performing due diligence and other evaluation procedures it is not possible to estimate the working capital needed to consummate these agreements and execute the business plan.
A valuation allowance offsetting the Company's net deferred tax asset has been established to reflect management's evaluation that it is more likely than not that all of the deferred tax assets will not be realized.

"YEAR 2000 PROBLEM". The Company is aware of the issues associated with the programming code in existing computer systems as the millenium (Year 2000) approaches. The "Year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize properly date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate  erroneous  data  or  cause  a  system  to  fail.  The Company  has determined to purchase new accounting software which is Year 2000 compatible. The new software will be in place by December 31, 1999 and will cost less than $10,000.

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

Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other Post Retirement Benefits" is effective for financial statements with fiscal years beginning after December 31, 1997. Earlier application is permitted. The new standard revises employers' disclosures about pension and other post retirement benefit plans but does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other post retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of the plan assets that will facilitate financial analysis, and eliminates certain disclosures previously required but no longer useful. The Company adopted SFAS No. 132 in 1998 and it did not have a material impact on its results of operation.

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

The  FASB  recently  issued  Statement of Financial Accounting Standards No.
134. "Accounting for Mortgage Backed Securities Retained after the Securitization of Mortgage Loans Held by Mortgage Banking Enterprises." (SFAS No. 134) SFAS No. 134 establishes new reporting standards for certain activities of mortgage banking enterprises that conduct operations that are substantially similar to the primary operations of mortgage banking enterprises. This statement is effective for the fiscal quarter beginning after December 15, 1998. Management believes the adoption of this statement will have no impact on the Company's consolidated financial statements.

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


                              First Entertainment Holding Corp.

DATE:  May 17 , 1999               /S/ A.B. Golberg
                                   A.B. Goldberg
                                   President and Principal Executive Officer