Form 10KSB/A
period 1998-12-31
FIRST ENTERTAINMENT HOLDING CORP
filed 1999-06-17
CIK 803170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                    Form 10-KSB/A

              [X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                                      [FEE REQUIRED]

                         For the Fiscal Year ended:

                                     December 31, 1998

                                                    OR
                [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                                     [NO FEE REQUIRED]
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

As of June 1, 1999, there were 10,406,395 shares of common stock
(the Registrant's only class of voting stock) outstanding. The aggregate market value of the 8,520,282 shares of common stock of the Registrant held by non-affiliates* on June 1, 1999 was approximately $9,542,716(based on the mean of the closing bid and asked prices).

Documents incorporated by reference:  None

                      (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
	The number of shares outstanding of the issuer's Common Stock as of June 1, 1999, was 10,406,395.

Transitional Small Business Disclosure Format (check one):  Yes
No    X   .

 	*Without asserting that any of the issuer's directors or executive officers, or the entity that owns 831,125 shares and 499,900 options, or the entity that owns 290,000 shares and 1,500,000 options, is an affiliate, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.













INDEX TO FORM 10-KSB/A


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

Currently, the Company is a multi-media entertainment conglomerate, holding controlling interests in five distinct segments, two active and three non-operating. The two active segments, which are overviewed by the parent company, FEHC, are known as "Radio," and "Live Entertainment. The non-operating segments are known as "Film", "Retail" and "Internet". Initially, the Company's business consisted of the production of pre-recorded travel guides and special interest videos. In 1987, the Company entered the radio broadcasting business by acquiring Quality Communications, Inc., a Wyoming corporation pursuant to which the Company operates the radio segment of its business. In 1992, the Company acquired a controlling interest in First Films, Inc. ("FFI"), a publicly held Colorado corporation, under which its film and live entertainment operations are undertaken. In December 1996, the Company commenced operations of selling infomercial products in freestanding unmanned kiosks in major retail malls including U.S. Military bases. This segment was known as the "retail" segment. In January 1998 the Company determined to discontinue the operations of the "retail" segment as a result of lower than expected sales. In December 1997, the Company acquired an interest in Global Internet Corp. (Global Internet). Global Internet is a development stage company whose planned business activity was to commence operations of an Internet gaming site. The investment in Global Internet was written off as of December 31, 1997 and as of December 31, 1998 Global Internet had not yet commenced its planned principal operations.

Radio

In October 1987, the Company entered the radio broadcasting business through the acquisition of Quality Communications, Inc. ("Quality Communications"), a Wyoming corporation. The Company, through Quality Communications, operates a radio station, 100.7, "The Fox", located in Gillette, Wyoming.

In November 1993, the Company changed the music format of the radio station formerly known as KGWY, or Y-100, from a top-40 station to a format known as the "Heart of Rock." In February 1995 the format was changed again to contemporary country. The changes have had a positive effect on its market share and gross revenues. Independent market surveys show the radio station has approximately 44% of the market in Gillette, Wyoming. In 1996, the radio station started promoting concerts using up and coming country and western singers. The radio station was a venue to promote the concerts and add an additional source of revenue for the radio station.

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

The goal of Comedy Works is to produce first-rate shows in the theater environment. Revenues are generated through both ticket sales at the door and beverage and food sales at tables. The club is open to the public only for shows, which last from 1 to 2 hours each, and number as many as three per night. Non-show times are devoted to preparing and producing a show that changes completely each week and to promoting and marketing the nightclub.

Video

Initially, the Company entered the pre-recorded videocassette product market through the design; production and distribution of pre-recorded videocassette travel guides and later expanded into production and distribution of special interest videocassette productions. The Company is no longer active in the video market.

Retail

In December 1996, the Company commenced operations of its retail segment through its subsidiary, "The Best of As Seen On TV, Inc." (ASOTV). The segment consisted of selling the most common and most popular infomercial products in freestanding un-manned kiosks in retail outlets throughout the United States. The Company opened its first four unmanned locations in December 1996, in Pearl Harbor, Andrews Air Force Base and Bolling Air Force Base in Washington, D.C. and Lechmere's in Cambridge, Massachusetts. In March 1997, the Company terminated its unmanned kiosk operations when the leases to its first four locations were not renewed. Sales volumes at the unmanned kiosk locations were not sufficient to maintain profitable operations. The Company turned its efforts to operating manned kiosks in major retail malls. Each manned kiosk was approximately 250 square feet and sold the top 50 selling infomercial products. Commencing August 1997, the Company opened six manned kiosk locations in six retail malls located in the Denver metropolitan area. The sales volumes for the manned kiosks were less than projected and in January 1998, the Company determined to discontinue the operations of ASOTV due to operating losses and lack of working capital to further develop the concept.

The result of operations of ASOTV for the years ended December 31, 1998 and 1997 are disclosed as discontinued operations.

The assets of ASOTV were written down to their estimated net realizable value resulting in a write down of $490,000 which is included in the accompanying statement of operations for the year ended December 31, 1997 as part of the loss from discontinued operations.

Internet Activities

On May 1, 1997, the Company entered into an agreement with Global Casino, Inc. (Global Casino) to acquire 1,500,000 shares of common stock of Global Internet Corp. owned by Global Casino and a $375,000 note receivable from Global Internet owed to Global Casino in exchange for 30,000 shares of FEHC Class B Convertible Stock (Class B Stock). Each share of Class B stock is convertible into 12.5 shares of FEHC restricted common stock. Global Casinos also received warrants to purchase 1,500,000 shares of common stock of the Company for $1.25 per share unless they were registered in a registration statement by May 1, 1998 at which time the exercise price is reduced to $1.00 per share. The warrant expires May 1, 2002. The acquisition of Global Internet required the approval of the shareholders of FEHC. On December 5, 1997 the shareholders of FEHC approved (i) the increase in the authorized shares of FEHC common stock and (ii) the acquisition of Global Internet Corp. For accounting purposes control of Global Internet did not change until December 5, 1997 and, as such, December 5, 1997 is considered the acquisition date.

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

In December, 1997 Global Transaction Services, Ltd., a wholly owned subsidiary of FEHC, was issued an internet gaming license from the Commonwealth of Dominica to establish and operate a computer based gaming business operating exclusively as an off-shore business. The license is for a period of five years. In order to maintain the license, operations must commence within one year and continue without significant interruption throughout its term.

In accordance with the terms of an agreement dated December 15, 1997, if funding of at least $1 million was not received by Global Internet by February 28, 1998, FEHC agreed to sell to Anthony Kay, president of Global Internet, all of the shares of Global Transaction Services, Ltd. for $17,000. Anthony Kay resigned as an officer and director of Global Internet in March 1998.

On March 2, 1998, Global Internet was notified of its default under the December 15, 1997 agreement and the shares of Global Transaction Services, Ltd. which holds the gaming license, were sold to Anthony Kay.

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

Other Business Developments

Balzac

In April 1996, the Company acquired certain assets from Balzac, Inc., a private company that manufactures and distributes toys, including a product line of toy balls. The assets and rights acquired consisted of the following: inventory of toy balls, the exclusive license to sell Balzac products in Australia and various other rights.

	During 1996, a dispute arose between the Company and Balzac where Balzac asserted a violation of the Purchase Agreement.

In April 1997, Balzac and the Company entered into a Settlement Agreement whereby Balzac repurchased the exclusive Australian License for $800,000 and agreed to repay the Company $200,000 which was the difference between the value of the seized inventory and the obligation under the licensing agreement. The $1,000,000 is to be repaid over forty months at 8% per annum by liquidating a minimum of 25,000 shares of common stock of FEHC per quarter held by Balzac, Inc. The Company would be paid any portion of the sales price per share up to $1.00 and Balzac would retain any portion of the sales price over $1.00 per share. Any unsold stock after 40 months will become the property of FEHC. The ability of Balzac to sell all 1,000,000 shares held by Balzac at a price of $1.00 to repay its obligation was determined by management to be unlikely. The common stock of FEHC has traded at below $1.00 since August 1997 and on February 5, 1998, the Company was delisted from NASDAQ. As of December 31, 1997 the note receivable from Balzac was determined to be impaired and was written down to its net realizable value of $81,340 resulting in an impairment loss of approximately $902,000. During 1998, the note receivable was determined to be further impaired and was written down to its net realizable value of $42,000 resulting in an additional impairment of $39,340. Subsequent to year-end Balzac informed the Company that it had filed Chapter 11 Bankruptcy proceedings. Management determined the note receivable was unlikely to be collected and the remaining $42,000 was written off as of December 31, 1998.

Letters of Intent

In June 1998 FEHC signed a non-binding letter of intent with Intelek, LLC ("Intelek") to form a joint venture with Intelek for the purpose of developing and promoting entertainment sites on the Internet. In December 1998 the Board of Directors determined not to pursue this opportunity and the letter of intent was terminated.

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

Global Games

On March 17, 1999 the Company signed a letter of intent with Global Games Corp. (Global Games) for the licensing of Global Games sports book software and related technology. Under the terms of the agreement Global Games will receive a percentage of the net gaming revenue for the licensing of its software of the Company. Consummation of this transaction is subject to the completion to a definitive agreement and approval by the Board of Directors of both companies. Under the letter of intent, Global Games will provide all technical service and support. The gaming site will be operated from the Commonwealth of Dominica and will be accessible on a play for fun basis from North America. The Company is unable to predict if or when the agreement will be signed and the transaction will be consummated.

On March 20, 1999, the Company signed a letter of intent with EMNet Corp ("EMNet") to form a joint venture and create a significant Internet based website business for "Comedy" products based around the affiliation and content derived from a circuit of the leading comedy clubs in America. Revenue streams would be generated through providing Internet marketing services to member clubs, producing regular sponsored live exclusive programming on the Internet and develop a pay-per-view model, and through the sale of comedy CD's and direct downloads, associated merchandise and admissions to live performances at member clubs. The closing of this transaction will be subject to negotiating a definitive agreement, approval by the Board of Directors of both companies, completion of a detailed business plan, completion of the required agreements with America On Line (AOL) and the signing of a minimum of 5 member clubs.

Competition

Radio

100.7, "The Fox" competes with seven other signals available in the area. Two of these radio signals originate from Gillette, Wyoming. The Company presently enjoys the largest share of the market, estimated to be 44 percent.





	Live Entertainment

Competition is intense in the comedy and music nightclub entertainment industries. On a national level, the Company competes for entertainers with companies that are better capitalized, highly visible and have longer operating histories and larger staffs in their respective locations. None of the national comedy clubs have locations in Denver, Colorado. Comedy Works Larimer Square has been in business in Denver, Colorado for 17 years and the Company believes it to be the highest revenue-producing comedy club in the area. The Company believes that Comedy Works Larimer Square provides higher-quality acts than its local competitors, reflected in the fact that it charges approximately twice the admission price of its local competitors. The main competitors of Comedy Works Larimer Square are both individually owned and located in shopping centers in the suburbs, while Comedy Works is located in the downtown Denver area.

Licenses

The Federal Communications Commission (FCC) issues radio broadcasters a license to operate within their assigned frequency for seven years. These licenses, upon application, are renewable for additional seven-year periods. The FCC issued KGWY its original license on October 1, 1983; to operate at a frequency of 100.7 MHz, 24 hours a day, at 100,000 watts of effective radiated power. It was subsequently reissued in October of 1990 and 1997. During the renewal process the public has an opportunity to express its opinion of how well the particular station is servicing its broadcast area. Extreme public negativity during this period can hold up the reissuance process. In addition, frequent violations of FCC rules and regulations can be cause for the denial of the station's license renewal.

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

In December, 1997 the Commonwealth of Dominica issued an internet gaming license to Global Transaction Services, Ltd., which allows the Company to establish and operate a computer based gaming business operating exclusively as an offshore business. The license is for a period of five years and operations must commence within one year and continue without significant interruption throughout its term. Operations had not commenced by December 1998. The Commonwealth of Dominica has extended the date to commence operation to March 31, 1999 before the license will expire.

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

Radio

The Company employs approximately eight full-time employees and five part-time employees. The full-time employees are engaged mainly in the administrative radio operations and sales. The part-time employees are engaged in the on-air activities as on-air personalities.

Live Entertainment

This division has five full-time employees and approximately 26 part-time employees. Full-time employees are management staff and part-time employees are waitresses, bartenders, and door personnel.

Retail

This division has no employees as of December 31, 1998 since its business has been discontinued.

Item 2.	Description of Property

First Entertainment Holding Corp.

The Company's executive offices are located at 7887 E. Bellview, Suite 1114, Englewood, CO 80111 and are leased under the terms of a 14-month lease, which terminates in October 1999. Monthly rental is approximately $1,100. In August 1998 the Company subleased its prior executive office space in an effort to further reduce its operating overhead. The Company has not been relieved of its obligation as the primary lessee under its prior office lease as a result of the sub-lease.




Radio

The Company has facilities in Gillette, Wyoming, which house the radio station, 100.7, The Fox. In April, 1996 the Company purchased the land and building which houses the radio station for $300,000 and the land under which the FM tower sits for $125,000.

Live Entertainment

Comedy Works Larimer Square leases its premises under the terms of a new 10-year lease, which expires January 31, 2008.

Lease payments in the first year of the lease term, January 1, 1998 to December 31, 1998, shall be the total of (i) 8% of gross sales of alcoholic beverages, (ii) 6% of gross sales of food related products and (iii) 4% of gross sales relating to door admission.

Lease payments for the period January 1, 1999 to December 31, 2003 shall be based on percentage rent as computed above but shall not be less than 75% of the average percentage rent paid during the three year period January 1, 1996 to December 31, 1998. Lease payments for the period January 1, 2004 to January 31, 2008 shall not be less than 75% of the average on percentage rent paid during the three-year period January 1, 2001 to December 31, 2003. Average annual percentage rent paid during the period January 1, 1996 to December 31, 1998 was $84,140.

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
                                          Bid Price
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

Item 6. Management Discussion and Analysis or Plan of Operation

Fiscal 1998 as Compared to Fiscal 1997

The Company had a net loss from continuing operations of approximately$752,000 in 1998 and $3.1 million in 1997.

Overall revenues decreased approximately $91,000 or 4%, from $2.3 million in 1997 to $2.2 million in 1998. Live entertainment revenues decreased 3% from $1.39 million in 1997 to $1.35 million in 1998. The Comedy Club has been successful in bringing in highly recognized headliners, some of which performed special engagements during the week when attendance is less than on weekends. Despite decreased attendance, food sales and liquor sales have increased however there has been an overall decrease in live entertainment revenue. The decrease is attributable to admission revenues. Overall, the industry has seen a decline in attendance at comedy clubs nationwide, although the Denver comedy club has been able to retain attendance. With the decrease in live entertainment sales in 1998, cost of sales has also decreased 6% from $1.2 million in 1997 to $1.1 million in 1998. The largest component of cost of sales, live entertainment, is labor, including entertainers' compensation, which decreased from $655,472 in 1997 to $590,864 in 1998. All of the $65,000 decrease in labor costs is attributable to a decrease in entertainers' compensation.

Radio sales have increased 4% from $772,000 in 1997 to $804,000 in 1998 primarily due to an increase in ad sales of $28,000 and an increase in trade show income of $8,000. Although, concert income decreased $28,000 in 1998 radio ad-sales increased $28,000. The radio station in Gillette, Wyoming is a country music format and began promoting concerts in 1995 for up and coming country music performers. Revenue from concerts was $28,000 in 1998 and $56,000 in 1997. The radio station still has the largest audience share in Gillette, Wyoming. Cost of ad-sales has increased by $25,000, or 5% from 1997 to 1998 primarily due to the increase in revenues of $32,000. The single largest component of cost of radio sales is labor, which was $290,000 in 1998 and $280,000 in 1997. The radio station has been successful in increasing radio revenues without adding additional employees. The radio station is continuing in its efforts to manage its costs and as such has substantially reduced its operating overhead.

Video sales in 1997 represent the sale of video distribution rights in the U.S. for $50,000. The Company is no longer active in the video distribution market.

Other revenue decreased from $112,000 in 1997 to $75,000 in 1998. Other revenue consists primarily of T-shirt, coupon books, cigarette sales and booking agent fees. Other revenues in 1997 include $62,500 from a third party paid to the Company to buy-out its office space. The unrelated third party needed additional office space and was willing to pay the Company an incentive to move including the costs of moving. In September 1998, the Company moved to new office space. Other income in 1998 includes $47,000 in rental income from the subleasing of office space, which commenced September 1, 1998. Excluding the $62,500 from other revenue in 1997 and excluding the $47,000 from other revenue in 1998, other income in 1997 was $49,800 as compared to $28,000 in 1998.

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

Management and administrative fees from affiliates decreased 6% from $240,000 in 1997 to $225,000 in 1998. The underlying agreement, which provides for services valued at $20,000 per month, was reduced to $14,000 per month effective September 1, 1998.


Selling, general and administrative expenses (SG&A) decreased from $1.79 million in 1997 to $787,000 in 1998, a decrease of approximately $1 million. The Company made a concerted effort to reduce SG&A during 1998 and 1997, which resulted in significant savings. There were certain transactions, which had an adverse effect on SG&A for 1998 and 1997. Legal fees were approximately $170,000 in 1997 compared to $118,000 during 1998. Compensation and consulting fees were approximately $361,000 for 1998 compared to $568,000 for 1997. NASDAQ fees and shareholder expense decreased $16,000 from 1997 to 1998. Travel and entertainment expense also decreased $20,000 between 1997 and 1998. Included in SG&A in 1997 was compensation resulting from the issuance of stock options and warrants totaling $692,000 as compared to $66,000 in 1998. In addition, in 1997 SG&A included a charge of $10,000 resulting from litigation settlements, which did not occur in 1998.

Notes payable and long-term debt was $1,284,500 in 1997 and $1,184,100 in 1998. The average outstanding balance of long-term debt was $1,173,000 in 1997 as compared to $1,234,300 in 1998. The increase in interest expense between 1997 and 1998 is because overall the weighted average balance in notes payable in 1997 was less than in 1998. At December 31, 1997 the Company accrued $275,000 as the result of a litigation settlement subsequent to year-end. These amounts did not accrue interest during 1997. Interest on the litigation settlements in 1998 was $15,400.

	Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The opinion of the Company's independent auditor delivered in connection with the Company's financial Statements for fiscal 1998 and 1997 also contain an explanatory paragraph relative to the going concern uncertainty. As discussed in Notes A and E to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency of approximately $1.5 million, has negative net worth of approximately $483,000, and is in default on nearly $386,000 of its notes payable as of December 31, 1998. In February 1998 the Company was delisted from NASDAQ for failure to meet the minimum bid price. The delisting from NASDAQ has impaired the Company's ability to raise equity financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

During 1998 the Company was successful in raising approximately $213,000, net of offering costs, in equity financing in a private offering, but there can be no assurance that the Company would be successful in raising the additional equity financing. As of December 31, 1998 the Company has cash and cash equivalents of approximately $110,000 which it believes is not sufficient to meet its existing obligations through December 31, 1999 even if the Company can continue to be successful in issuing common stock for services as it has done in prior years. The Company has a note payable due March 31, 1999 in the amount of $125,000. The note is secured by property in Gillette, Wyoming on which the Company's radio station operations are located. In March 1999 the Company received a verbal commitment from the First National Bank of Gillette to loan the Company the $125,000 to pay off the note.

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

YEAR 2000 PROBLEM. The Company is aware of the issues associated with the programming code in existing computer systems as the millenium (Year 2000) approaches. The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to
00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has determined to purchase new software and computers, which are Year 2000 compliant. The new software will be in place by December 31, 1998 and will cost less than $10,000. Substantially all of the internal accounting function has been outsourced to a third party company. The Company has been assured from the third party company that their accounting software and computers, file servers and other network systems are Year 2000 Compliant and that services should not be interrupted.

RECENT ACCOUNTING PRONOUNCEMENTS.

In June 1997, FASB issued Statement of Financial Accounting Standards No. 130, entitled Reporting Comprehensive Income (SFAS 130) and Statement of Financial Accounting Standards No. 131, entitled Disclosure about Segments of Enterprise and Related Information
(SFAS 131). SFAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive Income is defined to include certain changes in equity but not those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. SFAS 131 supersedes Statement of Financial Accounting Standards No. 14, entitled Financial Reporting for Segments of a Business Enterprise. SFAS 131 revises standards of the way public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing segment performance.

SFAS 130 and SFAS 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The Company adopted SFAS 130 and 131 and restated all prior periods. The adoption of SFAS 130 and 131 did not have a material effect on its results of operations for 1998 and 1997.

In February 1998, the FASB issued SFAS No. 132 Employers' Disclosure about Pensions and Other Postretirement Benefits which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. The adoption of this statement had no impact on the Company's financial statements.

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

The FASB recently issued Statement of Financial Accounting Standards No. 134. Accounting for Mortgage Backed Securities Retained after the Securitzation of Mortgage Loans Held by Mortgage Banking Enterprises. (SFAS No. 134) SFAS No. 134 establishes new reporting standards for certain activities of mortgage banking enterprise that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. This statement is effective for the fiscal quarter beginning after December 15, 1998. Management believes the adoption of this statement will have no impact on the Company's consolidated financial statements.




























Item 7.	Financial Statements

FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
Index to Consolidated Financial Statements



Report of Independent Certified Public Accountants

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' (Deficit)

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and E to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency of approximately $1.5 million and is in default on a substantial portion of its debt. The Company has limited cash to pay for operations. In addition, substantial amounts of debt become due in 1999 and there is no assurance that the Company will have the cash to pay the debts when they become due, or alternatively, to raise additional equity funding or to successfully restructure the debts, both of which have happened in the past. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note C to the financial statements, an error resulting in the understatement of general and administrative expenses and net loss of $258,000 for the year ended December 31, 1997 was discovered by the Company in 1999. Accordingly, an adjustment has been made to general and administrative expense for 1997 and to capital in excess of par and retained deficit as of December 31, 1998 and 1997.

Gordon, Hughes & Banks, LLP

March 17,1999, except for Note C as to which
 The date is June 11, 1999
Englewood, Colorado

FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

December 31, 1998 and 1997


                                            1998          1997
ASSETS

CURRENT
Cash and cash equivalents                   $   109,450   $	     18,049
Trade accounts receivable, net
 allowance for doubtful accounts of
  $2,500 and $3,885, respectively               101,568         	97,271
Note receivable, other                                          20,335
Note receivable officer                          15,010         	25,524
Stock subscription, receivable                                  25,000
Inventories                                      14,732         	23,377
Prepaids and other current                       28,508         	22,127
----------------------------------------------------------------------
                                                269,268        	231,683
----------------------------------------------------------------------
PROPERTY AND EQUIPMENT
Equipment and furniture                         709,325        	760,593
Building and leasehold improvements             532,257        	532,257
Land                                            125,000        	125,000
----------------------------------------------------------------------
                                              1,366,582      	1,417,850
Less accumulated depreciation
 and amortization                               845,810        	874,067
----------------------------------------------------------------------
                                                520,772        	543,783
----------------------------------------------------------------------
OTHER ASSETS
License, net of accumulated amortization
 of $545,697 and $482,980, respectively         725,684        	788,401
Note receivable                                                 61,105
Other                                             4,126          	3,760
----------------------------------------------------------------------
                                                 729,810       	853,266
----------------------------------------------------------------------

TOTAL ASSETS                                 $ 1,519,850    	$1,628,732
======================================================================


See accompanying reports of independent certified public accountants and notes to consolidated financial statements.




FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheets, continued

December 31, 1998 and 1997

                                                   1998           1997
LIABILITIES AND STOCKHOLDERS'(DEFICIT)

CURRENT LIABILITIES
Accounts payable                                 $ 188,920    $ 172,575
Accrued liabilities                                142,458      	168,902
Accrued interest                                   430,107      394,340
Notes payable and current
 portion of long-term debt                         993,384      	850,376
Notes payable, related parties                       3,000        3,000
Net liabilities of discontinued operations          57,305       	53,051
-----------------------------------------------------------------------
                                                 1,815,174    1,642,244
-----------------------------------------------------------------------

LONG-TERM DEBT, NET OF CURRENT PORTION             187,699      	431,120
-----------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 par value;
 authorized 5,000,000 shares;
Class A preferred stock, 1,500,000
 shares authorized, 10,689 shares issued
 and outstanding, liquidation value $15,000             10           10
Class B preferred stock, 1,000,000 shares
 authorized, 13,040 and 91,147 shares
 issued and outstanding                                 13           91
Class C preferred stock, 1,000,000
 shares authorized no shares issued
  and outstanding
Common stock, $.008 par value; authorized
 50,000,000 shares; 9,610,170 and 6,412,304
 shares issued and outstanding                      76,882       51,299
Capital in excess of par value                  15,924,086   	15,205,897
Accumulated (deficit)                          (16,484,014) 	(15,701,929)
-----------------------------------------------------------------------
                                                  (483,023)    (444,632)
-----------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
(DEFICIT)                                       $1,519,850  	$ 1,628,732
=======================================================================

See accompanying reports of independent certified public accountants and notes to consolidated financial statements.


FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

For the Years Ended December 31, 1998 and 1997
                                               1998           1997
<S
REVENUE
Live entertainment                         $   1,353,667    $ 	1,389,533
Radio                                            804,004        771,992
Video                                                213         50,239
Other                                             75,049        112,327
----------------------------------------------------------------------
                                               2,232,933     	2,324,091
-----------------------------------------------------------------------
COSTS AND EXPENSES
Cost of sales, live entertainment              1,135,734     	1,211,509
Cost of sales, radio                             551,502       	526,215
Cost of products sold, video                          44        	13,239
Impairment write downs                            81,340     	1,460,018
Depreciation and amortization                    104,160       	141,176
Management and administrative fees, affiliate    224,850       	240,000
Selling, general and administrative              786,730	     1,790,049
----------------------------------------------------------------------
                                               2,884,360     	5,382,206
----------------------------------------------------------------------

OPERATING (LOSS) FROM CONTINUING
 OPERATIONS                                     (651,427)   	(3,058,115)
-----------------------------------------------------------------------
OTHER INCOME (EXPENSE)
Interest expense                                (104,725)	      (95,333)
Other, net	                                         4,211         	1,206
----------------------------------------------------------------------
                                                (100,514)      	(94,127)
-----------------------------------------------------------------------

(LOSS) FROM CONTINUING OPERATIONS
BEFORE MINORITY INTEREST                        (751,941)   	(3,152,242)

MINORITY INTEREST IN NET (LOSS) OF SUBSIDIARY                   11,473
----------------------------------------------------------------------
(LOSS) FROM CONTINUING OPERATIONS               (751,941)	   (3,140,769)
-----------------------------------------------------------------------
DISCONTINUED OPERATIONS
(Loss) from discontinued operations,
 including provision for operating losses
  during phaseout period                         (30,144)     	(731,453)
-----------------------------------------------------------------------
NET (LOSS)	                                    $ (782,085)  $	(3,872,222)
=======================================================================
NET (LOSS) PER COMMON SHARE, CONTINUING
OPERATIONS BASIC AND DILUTED                  $     (.10)  $      (.52)
=======================================================================
NET INCOME (LOSS) PER COMMON SHARE,
DISCONTINUED OPERATIONS                       $         -  $      (.12)
=======================================================================
NET (LOSS) PER COMMON SHARE,
 Basic and Diluted                            $     (.10)  $      (.64)
=======================================================================
WEIGHTED-AVERAGE NUMBER OF
SHARES OUTSTANDING BASIC AND DILUTED           7,967,926     	6,026,319
See accompanying reports of independent certified public accountants and notes to consolidated financial statements.




















































FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 1997 and 1996

                              Class A      	Class B        	Class C
                           Preferred Stock 	Preferred Stock 	 Preferred Stock
                        Shares  Amount  Shares	  Amount	   Shares   Amount
BALANCES,
JANUARY 1, 1997        10,689   $ 10      0	      $ 0       	125,000 $ 125

Preferred stock
 issued for:
Cash, net of
 offering costs                      47,067	       47
Cancellation of
 treasury stock
Cancellation of
 preferred stock
  in connection with
   litigation settlement                                  	(125,000)(125)
Common stock
 issued for:
Consulting services
Exercise of stock
 options
Accrued Bonuses
Accounts Payable
Business acquisition	                 44,080       44
Common stock options and
 Warrants
Amortization of deferred
 compensation
Net loss
------------------------------------------------------------------------
BALANCES,
 DECEMBER 31,
  1997                 10,689  $ 10	  91,147     $ 91             0   $0

Preferred Stock
 issued for:
 Acquisition
  of property                        16,000       16

Common stock
 issued for:
Cash, net of
 offering costs
Consulting services
Accounts
Life insurance
 premiums
Conversion from
 preferred stock                    (94,107)     (94)
Business acquisition
Exercise of warrant
Common stock
 options and
  Warrants issued
Net (loss)
------------------------------------------------------------------------
BALANCES
DECEMBER 31,
 1998               10,689	   $10     13,040	      $13            0	   $ 0
========================================================================

                      Common   Stock     Capital In      Accumulated
                    Shares     Amount    Excess of       (Deficit)
                                       Par Value
BALANCES,
JANUARY 1,
 1997             5,292,238  $ 42,338  $13,460,958    $(11,829,707)

Preferred stock
 issued for:
Cash, net of
 offering costs                            262,703
Cancellation of
 treasury stock   (221,534)    (1,772)    (483,052)
Cancellation of
 preferred stock
  in connection
   with litigation
     settlement                           (124,875)
Common stock
 issued for:
Consulting
 Services         751,600       6,013      670,202
Exercise of stock
 Options          150,000       1,200       73,800
Accrued Bonuses   420,000       3,360      254,240
Accounts Payable   20,000         160       13,040
Business acquisition	                       386,856
Common stock
 options and
  Warrants issued                          692,025
Amortization
 of deferred
  compensation
Net loss                                                (3,872,222)
------------------------------------------------------------------------
BALANCES,
 DECEMBER 31,
  1997          6,412,304    $ 51,299   15,205,897    ($15,701,929)

Preferred Stock
 issued for:
 Acquisition
  of property                               44,984

Common stock
 issued for:
Cash, net of
 offering costs   771,667       6,173      162,127
Consulting
 Services         986 016       7,888      352,855
Accounts payable   83,750         670       49,493
Life insurance
 Premiums         130,000       1,040       37,960
Conversion from
 preferred
  stock         1,176,333       9,411       (9,317)
Business
 acquisition       50,000         400       13,100
Exercise of
 Warrant              100           1           99
Common stock
 options and
  Warrants issued                           66,888
Net (loss)                                                (782,285)
------------------------------------------------------------------------
BALANCES
DECEMBER 31,
 1998           9,610,170     $76,882   15,924,806    ($16,484,014)
========================================================================

                          Deferred         Treasury       Total
                        Compensation        Stock
BALANCES,
JANUARY 1,
 1997                   $ (45,807)          $ (484,824) 1,143,093

Preferred stock
 issued for:
Cash, net of
 offering costs                                           262,750
Cancellation of
 treasury stock                                484,824
Cancellation of
 preferred stock
  in connection
   with litigation
     settlement                                          (125,000)
Common stock
 issued for:
Consulting
 Services                                                 676,215
Exercise of stock
 Options                                                   75,000
Accrued Bonuses                                           257,600
Accounts Payable                                           13,200
Business acquisition	                                      386,900
Common stock
 options and
  Warrants issued                                         692,025
Amortization
 of deferred
  compensation             45,807                          45,807
Net loss                                               (3,614,222)
------------------------------------------------------------------------

BALANCES,
 DECEMBER 31,
  1997                          0          $     0      ($444,632)

Preferred Stock
 issued for:
 Acquisition
  of property                                              45,000

Common stock
 issued for:
Cash, net of
 offering costs                                           168,300
Consulting
 Services                                                 360,743
Accounts payable                                           50,163
Life insurance
 Premiums                                                  39,000
Conversion from
 Preferred
  stock                                                         0
Business
 acquisition                                               13,500
Exercise of
 Warrant                                                      100
Common stock
 options and
  Warrants issued                                          66,888
Net (loss)                                               (782,085)
------------------------------------------------------------------------
BALANCES
DECEMBER 31,
 1998                           0         0             ($483,023)
========================================================================

See accompanying report of independent certified public accountants and notes to consolidated financial statements.





























FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

For the Years Ended December 31, 1998 and 1997

                                               1998          1997
OPERATING ACTIVITIES
Net (loss)	                                    $  (782,085) $	(3,872,222)
Adjustments to reconcile net
 (loss) to net cash used in operations
Depreciation and amortization                     104,160     	141,176
Impairment write downs                             81,340   	1,460,018
Assets write downs included in
 discontinued operations                                      445,596
 Litigation settlement                                        150,000
 Loss on disposition of property and equipment      9,322
 Issuance of stock for services and common
  stock options and warrants, net                  466,631  	1,368,240
 Amortization of deferred compensation                         45,807
 Minority interest in net loss of subsidiary                  (11,473)
 Changes in operating assets and liabilities:
  Receivables                                       31,317     	(6,742)
  Inventories                                        8,645        366
  Other assets                                      (6,747)	    (7,711)
   Accounts payable                                 66,408     40,207
   Accrued liabilities                              22,823    	(48,305)
  Cash provided by discontinued operations	          4,354
----------------------------------------------------------------------

NET CASH, PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                               6,168	    (295,043)
----------------------------------------------------------------------

 See accompanying reports of independent certified public accountants and notes to consolidated financial statements.

















FIRST ENTERTAINMENTHOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

For the Years Ended December 31, 1998 and 1997

                                                   1998            1997
INVESTING ACTIVITIES
Capital expenditures                             (27,754)	       (20,620)
Advances to related parties                                     (10,000)
Cash used in discontinued operations                            (41,786)
------------------------------------------------------------------------

NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES                             (27,754)       (72,406)

FINANCING ACTIVITIES
Principal payments on debt                      (100,413)	      (51,380)
Proceeds from issuance of stock
 of subsidiary                                                  50,000
Proceeds from issuance of common and
 preferred stock, net                            213,400	       337,750
----------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES        112,987       	336,370
----------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                              91,401	      (31,079)

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR                                 18,049       49,128
---------------------------------------------------------------------

CASH AND CASH EQUIVALENTS,
END OF YEAR                                    $ 	109,450     $	 18,049
=====================================================================
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
 Interest paid                                 $  68,135     $ 	25,798
=====================================================================

 Income taxes paid                             $       0     $      0
=====================================================================

 See accompanying reports of independent certified public accountants and notes to consolidated financial statements.







FIRST ENTERTAINMENT HLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

For the Years Ended December 31, 1998 and 1997

                                                    1998           1997
SUPPLEMENTAL SCHEDULE OF
NONCASH INVESTING AND
FINANCING ACTIVITIES

Accounts payable and accrued expenses
 converted into common stock                      $	   50,163    $	270,800
========================================================================

Issuance of preferred stock
  for acquisitions                                $	   13,500    $	386,900
========================================================================

Note Payable issued in exchange for
 preferred stock                                  $        0    $	125,000
========================================================================

Common stock and options and warrants
 issued for services                              $  427,631  $	1,368,240
========================================================================

Common stock issued for life
 insurance premiums                               $	   39,000  $        0
========================================================================

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

The Company was originally incorporated as a Colorado corporation on January 17, 1985. The Company and its subsidiaries are involved in entertainment through several media; its live entertainment segment owns and operates a comedy club in Denver, Colorado and its radio station, 100.7 The Fox, operates in Gillette, Wyoming. In January 1998, the Company determined to discontinue the operations of its retail segment.

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

FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

Net Loss Per Share   As of December 31, 1997, the Company adopted
Statement of Financial Accounting Standards No. 128 Earnings per
Share (SFAS No. 128). This pronouncement provides a different method of calculating earnings per share than was used in accordance with Accounting Board Opinion (APB No. 15), Earnings per Share. SFAS No. 128 provides for the calculation of Basic and Dilutive earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. For all prior periods, weighted average and per share information has been restated in accordance with SFAS No. 128. The adoption of SFAS No. 128 did not effect earnings per share calculations for the year ended December 31, 1997. For the years ended December 31, 1998 and 1997, total stock options and stock warrants of 2,699,900 and 2,409,375 were not included in the computation of diluted earnings per shares because their effect was anti-dilutive, therefore basic and fully diluted earnings per share are the same.

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

Stock Option and Award Plans The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for all stock option plans. Following the guidance of APB Opinion 25, compensation cost has been recognized for stock options issued to employees as the excess of the market price of the underlying common stock on the date of the grant over the exercise price of the Company's stock options on the date of the grant.

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

Recent Accounting Pronouncements:
---------------------------------

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 for 1998 and it did not have a material effect on its financial position or result of operations.

Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of interim and annual periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, geographic areas in which they operate and their major customers. The Company has adopted SFAS NO. 131 in 1998; but it did not have a material effect on its results of operation for 1998 and 1997.

Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pension and Other Post Retirement Benefits is effective for financial statements with fiscal years beginning after December 31, 1997. Earlier application is permitted. The new standard revise employers' disclosures about pension and other post retirement benefit plans but do not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other post retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of the plan assets that will facilitate financial analysis, and eliminates certain disclosures previously required but no longer useful. The Company adopted SFAS No. 132 in 1998 and it did not have a material impact on its results of operation.

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

NOTE C RESTATEMENT OF FIANCIAL INFORMATION
-------------------------------------------

The Company has restated its consolidated financial statements for the year ended December 31, 1997. This action was taken as a result of the Company identifying that it had not accounted for stock warrants issued to Global Casino's in May 1997. The 1997 consolidated financial statements have been restated to account for warrants issued to Global Casinos in accordance with SFAS 123 resulting in compensation expense of $258,000. All material adjustments necessary to correct the financial statements have been recorded. The impact of this adjustment on the Company's consolidated financial results as originally reported is summarized below:

                                               1997
                                               ----
                                    As Reported      As Restated
                                    -----------      -----------
Revenues                            $ 2,324,091      $ 2,324,091
----------------------------------------------------------------

Costs and Expense                     5,124,206        5,382,206

Operating Loss from
Continuing Operations                (2,800,115)      (3,058,115)
-----------------------------------------------------------------

Net Loss                            $(3,614,222)     $(3,872,222)
-----------------------------------------------------------------

Net Loss Per Share, continuing
operations, Basic and Diluted             $(.48)          $ (.52)
=================================================================

Net Loss Per Share, Basic and
Diluted                                  $ (.60)          $ (.64)
=================================================================

Accumulated Deficit at
End of Year                        $(15,443,928)   $ (15,701,929)
=================================================================

Stockholders' Deficit, at
End of Year                           $(444,632)       $(444,632)
=================================================================





NOTE D  ACQUISITIONS
--------------------

   Power Media
   -----------

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

The acquisition of Power Media in 1996 was accounted for as a purchase and the purchase price in excess of net assets acquired was allocated to goodwill. Amortization of goodwill was computed on a straight-line basis over 10 years until its write-off in 1997.

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

In March 1997, the Company terminated its unmanned kiosk operations, which it started in November 1996, when the leases to its first four locations were not renewed. Sales volumes at the unmanned kiosk locations were not sufficient for profitable operations. The Company turned its efforts to operating manned kiosks in major retail malls. Each kiosk was approximately 250 square feet and sold the top 50 selling infomercial products. Commencing August 1997, the Company opened six manned kiosk locations in six retail malls located in the Denver metropolitan area. The sales volumes for the manned kiosks were less than projected and the operations were terminated January 31, 1998. Although the Company believes the concept is viable, it currently does not have the working capital necessary to further develop the concept. The results of operations of ASOTV for the years ended December 31, 1998 and 1997 are disclosed as discontinued operations.

Global Internet Corp
  --------------------

On May 1, 1997, the Company entered into an agreement with Global Casino, Inc. (Global Casino) to acquire 1,500,000 shares of common stock of Global Internet Corp. (Global Internet) owned by Global Casino and a $375,000 note receivable from Global Internet owed to Global Casino in exchange for 30,000 shares of FEHC Class B Convertible Preferred Stock (Class B Stock). The 1,500,000 shares of common stock represents 50.3% of the issued and outstanding common stock of Global Internet. Each share of Class B stock is convertible into 12.5 shares of FEHC restricted common stock. Global Casino also received warrants to purchase 1,500,000 shares of the Company's common stock at $1 per share. The warrant expires May 1, 2002. At the time FEHC entered into the Agreement, FEHC did not have a sufficient number of authorized but unissued shares of common stock to allow for the conversion of the preferred stock to common stock nor for the exercise of the warrants.

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

NOTE E  DISCONTINUED OPERATIONS
-------------------------------

In January 1998, the Company determined to discontinue the operations of ASOTV due to losses and lack of working capital to further develop the concept. Accordingly, the assets of ASOTV were written down to their estimated net realizable value resulting in a write down of $490,000 included in the accompanying statement of operations for the year ended December 31, 1997.

Revenues from discontinued operations were $54,300 and $174,800 for 1998 and 1997, respectively.

Summarized balance sheet data for the discontinued operations as of December 31, 1998 and 1997 is as follows:

                                            1998            1997
   ASSETS
   Cash                                     $  1,246        $  9,289
   Accounts receivable                                         6,983
   Inventory                                                  66,482
   Other                                                         100
   -----------------------------------------------------------------
   Total current assets                        1,246          82,854
   Goodwill
   Property, plant and equipment, net                          8,673
   -----------------------------------------------------------------
   Total Assets                                1,246          91,527
   -----------------------------------------------------------------
   LIABILITIES
   Current liabilities                        58,551         144,578
   -----------------------------------------------------------------
   Total Liabilities                          58,551         144,578
   -----------------------------------------------------------------
   Minority Interest                               0               0
   -----------------------------------------------------------------
   Net assets (liabilities)
   of discontinued operations              $ (57,305)     $ (53,051)
======================================================================

The Company is in default under the terms of approximately $386,000 of its debt obligations for non-payment. Substantially all of the Company's assets are pledged as collateral to one or more obligations. Notes that are not in compliance are classified as current liabilities. Notes payable and long term debt is summarized as follows:

                                                December 31,
                                                -----------
                                             1998           1997
                                             ----           ----

  Notes payable, First National
  Bank Gillette (1)                          $ 380,483      $ 422,152
  Note payable to the
  State of Wyoming(2)                          300,000        300,000
  Notes payable, litigation (7)                231,501        275,000
  Mortgage note payable(3)                     139,947        144,665
  Note payable, creditor(5)                     19,224         19,224
  Various notes payable individuals
  and companies(6)                              56,685         66,572
  -------------------------------------------------------------------
                                             1,181,083      1,281,496
  Less current portion                         993,384        850,376
  -------------------------------------------------------------------
  Long-term debt                             $ 187,699      $ 431,120
======================================================================

  Future maturities of debt as of December 31, 1998 are as follows:

     1999                    $ 993,384
     2000                        5,726
     2001                       56,484
     2002                        5,020
     2003                        5,120
     Thereafter                115,349
                               -------
     Total                   $1,181,083
                             ==========


(1) The Notes payable to First National Bank of Gillette are renewed annually in November. Currently the notes bear interest at 9% per annum and require monthly principal and interest of $6,500. The notes are collateralized by substantially all the assets of the radio station in Gillette, Wyoming except for the real estate.

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

A total of 1,500,000 shares of preferred stock have been designated as Class A, 7% cumulative, non-participating convertible preferred stock, and had a mandatory redemption on November 18, 1996. As of December 31, 1998 the holders of the Class A Preferred Stock have not demanded redemption.

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

In 1997, the Company issued 751,600 shares of common stock for consulting and other services valued at $676,215 (includes $252,000 in services from related parties) or an average of $.90 per share. In 1997, the Company also issued 440,000 shares of common stock in settlement of accrued bonuses to consultants and employees and accounts payable totaling $270,800. Stock bonuses accrued for related parties were $168,000.

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

	The following is a summary of the number of shares under option:

                                              Weighted
                                              Average
                             Non-Qualifying   Exercise     Expiration
                             Stock Options    Price        Dates
Balance, January 1, 1997     95,000           $  3.49
         Granted            400,000               .79      1999-2002
      Exercised         (100,000)              .50
         Expired/Rescinded (285,625)             2.39
---------------------------------------------------------------------
Balance, December 31, 1997  109,375            $ 2.91      1998-2002
---------------------------------------------------------------------
      Granted            300,000            $  .40           1999
         Exercised
      Expired             (9,375)             3.49
---------------------------------------------------------------------
Balance December 31, 1998   400,000             $ .5175    1999-2002
=======================================================================

The following table summarized information about stock options outstanding and exercisable as of December 31, 1998:

                                            Weighted
                                            Average        	Weighted
Range of                   Number           Remaining      Average
Exercise Prices            Outstanding &    Contractual    Exercise
From     To  	              Exercisable      Life in Years  	Price
-------------------------------------------------------------------
$ .40     $ .40            300,000          0.50           $ .40
$ .50     $	1.25            100,000          2.50           $ .87
                           -------------------------------------
                           400,000          1.00           $.5175
====================================================================

Options issued to non-employees in 1998 and 1997 resulted in compensation expense of $66,888 and $78,617 respectively, under SFAS 123.

NOTE H COMMON STOCK WARRANTS
----------------------------

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

In connection with the private sale of Class B convertible preferred stock, the Company granted to the Underwriter a warrant to purchase 300,000 shares of the Company's common stock at $1.00 per share. The warrant, issued at fair market value, is for consideration of future consulting services and expires July 1999. The issuance of these warrants to the Underwriter resulted in compensation expense of $33,434 in 1997 under SFAS 123.

In connection with the acquisition of Global Internet on May 1, 1997 Global Casino's was issued warrants to purchase 1,500,000 shares of common stock of the Company for $1.00 per share. The warrants expire on May 1, 2002.

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

NOTE I   INCOME TAXES
---------------------

The tax effects of temporary differences and carryforward amounts that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1998 and 1997 are:

     Deferred tax assets:                  1998            1997
                                           ----            ----
       Net operating loss carryforwards    $ 6,009,000     $5,554,000
       Property, equipment, other
       assets, net                              (8,000)        (6,000)
       Litigation settlement                                  102,000
       Discontinued operations                 (15,000)	      (181,000)
       Other                                    24,000         88,000
       --------------------------------------------------------------
       Total gross deferred tax assets       6,010,000      	5,557,000
       Less valuation allowance             (6,010,000)    	(5,557,000)
       ---------------------------------------------------------------
     Net deferred tax assets               $         0     $        0
     =================================================================

A valuation allowance has been recorded equal to the net deferred tax asset, as management was not able to determine if it is more likely than not that the deferred tax assets will be realized.

The valuation allowance increased $541,000 in 1998 and $1,157,000 in 1997.

The following summary reconciles the income taxes at the statutory rate of 37% in 1998 and 1997 with the actual taxes:

                                            1998         1997
                                               ----           ----
   Benefit computed at the statutory
   rate-continuing operations               $ (232,000)  $ (1,068,000)
   Discontinued operations                      (7,000)       (89,000)
   Valuation allowance                         239,000      1,157,000
   ------------------------------------------------------------------
   Provision for income taxes               $        0   $          0
   ==================================================================

As of December 31, 1998, net operating loss carryforwards were approximately $16 million. Utilization of certain portions of this amount is subject to limitations under the Internal Revenue Code.
Carryforward amounts expire at various dates through 2018.

NOTE J  RELATED PARTY TRANSACTIONS
----------------------------------

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

NOTE K   COMMITMENTS
--------------------

	Lease Commitments   The Company has long-term operating lease
agreements for office space, building and certain equipment. Future minimum lease payments required under long-term leases in effect at December 31, 1998 are as follows:

            Minimum Rent               	SubleaseRent      Net
         1999        $165,109          	$81,888           $83,221
         2000         153,541           81,888            71,653
         2001         147,414	           81,888            65,526
         2002         115,769           54,592            61,177
         2003          63,105                             63,105
         Thereafter   257,679                            257,679

Rent expense for continuing operations was $191,795 and $176,765 in 1998 and 1997. Rent expense for discontinued operations was $7,449 in 1998 and $77,365 in 1997.

Commencing September 1998 the Company subleased its executive space under the terms of a four-year sublease. The Company has not been relieved of its primary obligation due under the original lease with the lessor. Monthly payments due under the lease are $6,394. The sublease calls for payments of $6,824 per month for 48 months commencing September 1, 1998. Both the primary lease and the sublease expire August 2002.

In January 1997 the Company completed its expansion of the comedy club which included significant leasehold improvements. The lessor agreed to finance the leasehold improvement totaling $150,000. The $150,000 note payable bear interest at 12% and is due in 108 monthly installments of $2,278 commencing February 1, 1999.

NOTE L   LITIGATION
-------------------

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

NOTE M   FOURTH QUARTER ADJUSTMENTS

During the fourth quarters of 1998 and 1997, the Company recorded the following year-end adjustments, which it believes are material to the results of that quarter:

                                   1998          1997
                                   ----          ----
   Write-down of assets, including
   goodwill of discontinued
   operations of ASOTV to net
   realizable value                              $ 490,000
   Impairment write down of Balzac
   note receivable                $ 81,000       $ 902,000
   Impairment write down of Global
   Casino's investment                           $ 558,000
   Compensation for issuance of
   common stock options and warrants             $ 692,025

NOTE N SETTLEMENTS AND RESCISSIONS
----------------------------------

Balzac, Inc.
------------

	In April 1996, the Company acquired certain assets from Balzac, Inc., (Balzac) a private company, which manufactures and distributes toys, including a product line of toy balls. The assets and rights acquired consisted of an exclusive license for Australia, inventory of Balzac toys and various other rights.


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

The ability of Balzac to sell all 1,000,000 shares held by Balzac at a price of $1.00 to repay its obligation was determined by management to be unlikely. As of December 31, 1997 the note receivable from Balzac was determined to be impaired and was written down to its net realizable value of $81,344 resulting in an impairment loss of $902,018. As of December 31, 1998 the note receivable was determined to be further impaired and was written down to its net realizable value of $42,000 resulting in a loss of $39,340. Subsequent to year-end Balzac informed the Company that it had filed Chapter 11 Bankruptcy proceedings. Management determined the note receivable was unlikely to be collected and the remaining $42,000 was written off as of December 31, 1998.

NOTE O OTHER BUSINESS DEVELOPMENTS
----------------------------------

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

NOTE P SUBSEQUENT EVENTS
------------------------

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

On March 17, 1999 the Company signed a letter of intent with Global Games Corp. (Global Games) for the licensing of Global Games' sports book software and related technology. Under the terms of the agreement Global Games will receive a percentage of the net gaming revenue for the licensing of its software of the Company. Consummation of this transaction is subject to the completion to a definitive agreement and approval by the Board of Directors of both companies. Under the letter of intent, Global Games will provide all technical service and support. The gaming site will be operated from the Commonwealth of Dominica and will be accessible on a play for fun basis from North America. The Company is unable to predict if or when the agreement will be signed and the transaction will be consummated.

On March 20, 1999, the Company signed a letter of intent with EMNet Corp (EMNet) to form a joint venture and create a significant Internet based website business for Comedy products based around the affiliation and content derived from a circuit of the leading comedy clubs in America. Revenue streams would be generated through providing Internet marketing services to member clubs, producing regular sponsored live exclusive programming on the Internet and develop a pay-per-view model, and through the sale of comedy CD's and direct downloads, associated merchandise and admissions to live performances at member clubs. The closing of this transaction will be subject to negotiating a definitive agreement, approval by the Board of Directors of both companies, completion of a detailed business plan, completion of the required agreements with America On Line (AOL) and the signing of a minimum of 5 member clubs.

NOTE Q    SEGMENT INFORMATION
-----------------------------


Financial information by industry segments for the years ended
December 31, 1998 and 1997 is summarized as follows:

                                                     Live
                          Radio       Video  Entertainment
FOR THE YEAR ENDED
DECEMBER 31, 1998
  Revenue   unaffiliated  $ 804,004	   $ 213   $1,353,667
  Revenue   affiliated
  Operating income (loss),
  continuing operations     173,883     169      231,442)
  Total assets            1,240,090 	960,980      444,095
  Depreciation and
  Amortization               78,619                6,597
  Capital expenditures        3,705  24,049
  Interest Expense           50,417  	23,771        4,316




FOR THE YEAR ENDED
DECEMBER 31, 1997
  Revenue unaffiliated     $771,992$ 50,239  $ 1,389,533
  Revenue affiliated
Operating income (loss),
  continuing operations     104,000 (31,732)    	193,471
  Identifiable assets     1,317,535       0     	337,063
  Depreciation and
  Amortization               87,100  35,525       4,105
  Capital expenditures       10,144       0       5,224
  Interest Expense           54,577  33,206       4,625
                         Other
                         Segments Elimations  Consolidated
FOR THE YEAR ENDED
DECEMBER 31, 1998
  Revenue   unaffiliated  $ 75,0494	           $2,232,933
  Revenue   affiliated     175,956 (175,956)
  Operating income (loss),
  continuing operations  (1,056,761)             651,427
  Total assets            1,193,262(1,357,597) 1,519,850
  Depreciation and
  Amortization               18,944              104,160
  Capital expenditures                            27,754
  Interest Expense           26,221              104,725

FOR THE YEAR ENDED
DECEMBER 31, 1997
  Revenue unaffiliated     $112,327        0  $2,324,091
  Revenue affiliated        175,956 (175,956)
Operating income (loss),
  continuing operations   3,323,854
  Identifiable assets     1,318,719(1,344,585) 1,628,732
  Depreciation and
  Amortization               14,446              141,176
  Capital expenditures        5,252               20,620
  Interest Expense            3,394               95,333

(1) Other segments represent the operations of the parent company, which is primarily responsible for incurring general and administrative expenses. Identifiable assets are essentially investments in subsidiaries, which are eliminated in consolidation.














Item 8. Changes in and Disagreements with Accountants
-----------------------------------------------------
on Accounting and Financial Disclosure
--------------------------------------

There were no disagreements with Gordon, Hughes & Banks LLP with regard to matters of accounting principle or disclosure.

PART III

Item 9. Directors , Executive Officers , Promoters and
------------------------------------------------------
 Control Persons
----------------
Information concerning the Directors and Executive Officers of the Company is as follows:

[C]                    [C]       [C]        [C]
                                            Tenure as
                                            Officer
Name                   Age       Position   or Director
-------------------------------------------------------

A. B. Goldberg         51        Director   	April 1993
                                            to present
                                 President
                                 And        	Commencing
                                 Chief      February
                                 Executive  1995
                                 Officer    to present

William Rubin          38        Director   	November
                                            1998 to
                                            present

Doug Olson(1)          50	        Director   	February
                                            1999 to
                                            present

Howard Stern(1)        44        Director   	February
                                            1999 to
                                            present

Dr. Theodore Jacobs    66	        Director   	November
                                            1996 to
                                            August 1998

Dr. Nick Catalan       57        Director   	March 1992
                                            to August
                                            1998

Cindy Jones            43        Secretary
                                 And        	April 1994
                                 Treasurer  to November
                                            1998
Wende Curtis           35        Secretary  	February
                                            1999 to
                                            present

All of the Directors' terms expire at the next annual meeting of shareholders or when their successors have been elected and
qualified.  The Officers of the Company serve at the pleasure of 	the Board of
Directors.

(1) These directors were elected February 22, 1999.

The following sets forth background information concerning the above Directors and Executive Officers:

Abraham "A.B." Goldberg has been employed by First Films as Executive Producer and Financial Consultant since January 1987.
Mr. Goldberg served as Executive Producer for "Almost Blue" and "The Amityville Curse." In addition, he served as Executive Producer for "Mind Killer," "Night Vision" and "Lone Wolf." Mr. Goldberg has been an independent consultant and has advised several film companies, beginning in 1977 with Innovations/ECA, which produced "The Buddy Holly Story" starring Gary Busey and "Under The Rainbow" starring Chevy Chase and Carrie Fisher. He also advised Robert Halmi Productions, a New York-based production company which was merged with Hal Roach Studios and later acquired by Quintex Entertainment. Mr. Goldberg served as President of Harvard Financial Group, an independent investment-consulting firm, from November 1976 through April 1982. Since April 1982, Mr. Goldberg has consulted with a variety of businesses, including First Films. Mr. Goldberg earned a Bachelor's Degree in Finance from the University of Colorado, Boulder, Colorado in 1969 and attended the University of Denver College of Law. Mr. Goldberg was elected President and Chief Executive Officer in February 1995.


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

Howard achieved the position of Council Vice President in 1997, finishing second among all New York Life agents nationally, and in 1998 became Council President. Howard was a 1998 faculty member of NYLIC Universitys Leader For Life Program.

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

Howard is a panel member of the (NASD) National Association of Securities Dealers Arbitration Board. He is currently licensed in 20 states for the sale of Life Insurance and Variable Products. He is an approved CE Instructor in 48 states and in 1998 taught 8 classes nationally for the American College.

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

Item 10. Executive Compensation
-------------------------------

Only one executive officer received compensation in excess of $100,000 during the fiscal year ended December 31, 1997. Compensation does not include minor business-related and other expenses paid by the Company for its officers during fiscal year 1998 and 1997, or the personal usage of a Company automobile. Such amounts in the aggregate do not exceed $10,000. The Company's Chief Executive Officer, A.B. Goldberg received compensation of $14,500, and $148,000 for 1998, and 1997, respectively. Mr.
Goldberg does not serve as the Company's Chief Executive Officer on a full-time basis and provides services to other companies.
Amounts paid to the wife of A.B. Goldberg in the amount of $5,500 for 1997 have been recorded as officer compensation. In addition, the value of common stock transferred to NMG, LLC in connection with litigation settlement are classified as officer compensation (See Footnote I).

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
Chief
 Executive
Officer

Item 11. Security Ownership of Certain Beneficial Owners
--------------------------------------------------------
and Management
--------------

The following table sets forth certain information regarding ownership of the Common Stock of the Company as of June 1, 1999 by:
(i) each person known by the Company to be the beneficial owner of more than 5 percent of the outstanding common stock of the Company;
(ii) each director of the Company; and (iii) all executive officers and directors of the Company as a group.

Name and Address                Beneficial       Percent
of Beneficial Owner             Ownership (1)    of Class
-------------------------------------------------------

A. B. Goldberg                  1,022,338 (2)(3) 9.0%
7887 E. Belleview,
Suite 1114
Englewood, CO 80111

Doug Olson                        682,000 (3)(4) 6.4%
5495 Marion Street
Denver, CO 80216

Howard Stern                      270,000 (3)(5) 2.5%
600 Corporate Drive
Suite 200
Ft. Lauderdale, FL 33334-3603

William Rubin                     525,400 (3)(6) 4.9%
1414 William St.
Baltimore, MD 21230

Wende Curtis                       15,250          *
5495 Marion Street
Denver, CO 80216

Officers and Directors          2,514,983       20.7%
   as a Group (5 persons)

Creative Business
Services, Inc.                   682,000 (3)(4)  6.4%
5495 Marion Street
Denver, CO 80216

Balzac, Inc.                   1,331,025 (7)    12.2%
11107 Broadway, Suite 1510
New York, NY 10010

Global Casinos, Inc.           1,790,000 (8)    14.7%
5373 N. Union Blvd., Suite 100
Colorado Springs, CO  80918

*Less than one percent.

(1) Beneficial Ownership is defined in the regulations promulgated by the U.S. Securities and Exchange Commission as having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2) Includes shares owned by Nannette Goldberg, the wife of A. B. Goldberg, and shares owned by his mother and his two children. A.B. Goldberg is a director and the President and Chief Executive Officer of the Company. Also includes currently exercisable options to purchase 750,000 shares for $.21 per share until March 11, 2002. All Forms 4 and 5 required to be filed for Changes in Beneficial Ownership and Annual Statement of Beneficial Ownership have not been filed timely by this director.

(3) Also includes options (the Contingent Options) that may become exercisable within the next 60 days to purchase shares at $.21 per share until March 11, 2002. The Contingent Options will become exercisable at the time, if any that the Company enters into a definitive software licensing agreement with Global Games Holdings. The Company and Global Games Holdings are continuing to negotiate a possible definitive agreement. However, there is no assurance that any agreement will ever be reached. If a definitive agreement is not entered on or before December 31, 1999, the Contingent Options will terminate. Contingent Options have been issued to the following persons, respectively, to purchase the following numbers of shares:
A.B. Goldberg, 250,000; Doug Olson, 75,000; Howard Stern, 75,000; Bill Rubin, 75,000.

(4) Includes shares personally owned by Doug Olson, a director of the Company, and shares owned of record by Creative Business Services, Inc. (Creative). Mr. Olson is the President and sole shareholder of Creative. Also includes currently exercisable options held by Mr. Olson to purchase 175,000 shares for $.21 per share until March 11, 2002. These shares and options are included twice in the table. They are listed as being held beneficially by both Creative and by Mr. Olson.

(5) Includes currently exercisable options to purchase 175,000 shares for $.21 per share until March 11, 2002.

(6) Includes 6,347 shares of Class B convertible preferred stock currently convertible into 79,337 shares of common stock. Also includes currently exercisable options to purchase 175,000 shares for $.21 per share until March 11, 2002.

(7) This beneficial ownership was reported in a Schedule 13D/A and a Schedule G, both of which were filed by Balzac, Inc. with the Securities and Exchange Commission (the SEC) on June 8, 1999.
Includes 831,125 shares of common stock and currently exercisable warrants to purchase 499,900 shares of common stock at $1.00 per share until April 7, 2002. This Form 10KSB/A amends the Company's Form 10KSB filed with the SEC on March 30, 1999, which reported beneficial ownership of the Company's common stock as of February 28,1999. On February 28, 1999, Balzac, Inc.'s beneficial ownership was 14.0% consisting of 975,100 shares of common stock and warrants to purchase 499,900 shares of common stock at $1.00 per share until April 7, 2002.

(8) Includes 290,000 shares of common stock and currently exercisable warrants to purchase 1,500,000 shares of common stock at $1.00 per share.

Forms 4 and 5 required to be filed for Changes in Beneficial Ownership and Annual Statement of Beneficial Ownership have not been timely filed by the president and by those directors who resigned in August 1998. (See Item 9.)

Item 12. Certain Relationships and Related Transactions
   -------------------------------------------------------

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


                                   FIRST ENTERTAINMENT HOLDING CORP


Dated: June 15, 1999             By/s/ A.B. Goldberg
                                  A. B. Goldberg, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Dated: June 14, 1999            /s/ A.B. Goldberg
                                 A. B. Goldberg
                                 President and Principal Executive Officer


Dated: June 14,1999             /s/ Wende Curits
                                 Wende Curtis
                                 Secretary




Dated: June 14, 1999            /s/ William Rubin
                                William Rubin
                                Director


Dated: June 14, 1999             /s/ Doug Olson
                                  Doug Olson
                                  Director


Dated: June 14, 1999             /s/ Howard Stern
                                 Howard Stern
                                 Director