Form 10QSB/A
period 1999-03-30
FIRST ENTERTAINMENT HOLDING CORP
filed 1999-07-06
CIK 803170

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

                                          Number of  Shares Issued and
    Class
                                           Outstanding at June 30, 1999
    Common stock, $.008 par value                     10,996,395 shares
    Class A Preferred Stock, $.001 par value              10,689 shares
    Class B Preferred Stock, $.001 par value                   0 shares






                     FIRST ENTERTAINMENT HOLDING CORP.
                        FORM 10-QSB/A QUARTERLY REPORT
                             TABLE OF CONTENTS

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

PART II - OTHER INFORMATION

  Items 1 through 6

  SIGNATURE

FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                  March 31,    December 31,
                                      1999            1998
ASSETS

CURRENT ASSETS
Cash and cash equivalents          $ 73,344        $109,450
Accounts receivable trade, net
  of allowance                       89,478         101,568
Note receivable officer              15,312          15,010
Inventories                          14,080          14,732
PREPAID AND OTHER CURRENT ASSETS     80,555          28,508
                                    272,769         269,268

PROPERTY AND EQUIPMENT
 Equipment and furniture            712,359         709,325
 Building and leasehold improvement 682,257         532,257
 LAND                               125,000         125,000
                                  1,519,616       1,366,582
LESS ACCUMULATED DEPRECIATION
 AND AMORTIZATION                   855,352         845,810
                                    664,264         520,772

OTHER ASSETS
License, net of accumulated
  amortization                      689,254         725,684
Web Site Development Costs           99,917
OTHER                                 4,127           4,126
                                    793,298         729,810

TOTAL ASSETS                   $  1,730,331    $  1,519,850

"See accompanying notes to consolidated financial statements."

FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(Unaudited)

                                   March 31,    December 31,
                                        1999            1998
LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit):

CURRENT LIABILITIES
Accounts payable                   $  158,467     $ 188,920
Accrued liabilities                   160,855        142,458
Accrued interest                      433,901       430,107
Notes payable and current
  portion of long term debt           982,723        993,384
Note payable related party              3,000          3,000
NET LIABILITIES OF DISCONTINUED OPERATIONS 58,551     57,305
TOTAL CURRENT LIABILITIES           1,797,497      1,815,174

LONG TERM DEBT, NET OF
 CURRENT PORTION                      322,162        187,699

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.001 par value; authorized
 5,000,000 shares;
 Class A preferred stock,
  10,689 shares issued and outstanding     10             10
 Class B preferred stock, 8,320 shares
   issued
   and outstanding                          7             12
  Class C preferred stock no shares issued
Common stock, $.008 par value; authorized
  50,000,000 shares; 10,208,395 and
    9,610,170
   shares issued and outstanding       81,668        76,882
Capital in excess of par value     16,257,371    15,924,087
ACCUMULATED DEFICIT               (16,728,384)  (16,484,014)
                                    (389,328)      (483,023)

TOTAL LIABILITIES  AND STOCKHOLDERS
 EQUITY (DEFICIT)                $  1,730,331  $  1,519,850

"See accompanying notes to consolidated financial statements."

             FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                     For the three months For the three months
                          ended March 31,     ended March 31,
                                    1999                1998
REVENUE:
 Live Entertainment            $  435,942        $ 318,338
 Radio                            182,985          194,587
 Video                                                  65
 OTHER                             36,574            10,518
                                  655,501           523,506

COSTS AND EXPENSES:
 Cost of sales -
  live entertainment              380,403           268,288
 Cost of products sold -
  Radio                           125,493           149,266
 Cost of products sold -
  video                                                  20
  Impairment write downs           15,000
 Depreciation and
  amortization                     31,377            26,211
 Management and administrative fees, affiliate 42,218 63,000
 Selling, general and
  ADMINISTRATIVE                  278,870           230,193
                                  873,361          736,978

OPERATING LOSS FROM
  CONTINUING OPERATIONS         (217,860)         (213,472)

OTHER INCOME (EXPENSE)
 Interest expense                (27,727)         (22,332)
 OTHER                              1,217                63

LOSS FROM CONTINUING
  OPERATIONS BEFORE
 MINORITY INTREST               (244,370)        (235,741)

MINOITY INTREST IN LOSS
   OF SUBSIDIARY                        0                0

LOSS FROM CONTINUING
   OPERATIONS                   (244,370)         (235,741)

             FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS, Continued
                                 (Unaudited)
DISCONTINUED OPERATIONS
 LOSS FROM DISCONTINUED OPERATIONS
NET INCOME (LOSS)             $ (244,370)        $ (235,741)

PER SHARE DATA-Basic and Diluted:
 Net Income (loss) per share
  continuing operations        $   (.025)          $   (.04)
NET  INCOME (LOSS) PER SHARE, DISCONTINUED OPERATIONS            *

 NET INCOME (LOSS) PER COMMON SHARE $   (.025)     $   (.04)

WEIGHTED-AVERAGE NUMBER OF
SHARES OUTSTANDING              9,895,806         6,594,877

* Less than $.01 per share
"See accompanying notes to consolidated financial statements."

             FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                     For the three months For the three months
                         ended March 31,      ended March 31,
                                    1999                1998
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net income (loss)             $ (244,370)        $ (235,741)
Adjustments to reconcile net income (loss)
 to net cash from operations
Depreciation and amortization      31,377             26,211
Common stock issued for services   88,760             169,838
Common stock options               85,830
Impairment write downs             15,000
Changes in operating assets and liabilities
  (Increase) decrease in
   Receivables                     11,788              89,836
   Inventories                        652            (1,512)
   Other current assets          (10,539)            (6,939)
Increase (decrease) in
   Accounts payable              (28,081)           (25,694)
   Accrued Liabilities             22,191              7,514
   CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS      519   (443)

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:            (26,873)              23,070

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures - net        (3,034)             (2,449)
WEB SITE DEVELOPMENT             (10,000)

NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES           (13,034)               2,449

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt       (26,199)           (11,366)
Proceeds from issuance of  common
                                   30,000             11,250

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES              3,801               (116)

NET INCREASE (DECREASE) IN CASH  (36,106)             20,505
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD              109,450              18,049
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                  $  73,344           $  38,554

"See accompanying notes to consolidated financial statements."

Supplemental Schedule of Noncash
Investing and Financing Activities           1999           1998
ACCOUNTS PAYABLE CONVERTED INTO COMMON STOCK   $ 92,372  $ 41,739

NOTE PAYABLE ISSUED FOR LEASEHOLD IMPROVEMENTS $ 150,000

COMMON STOCK AND OPTIONS ISSUED FOR SERVICES   $ 174,590 $139,838

COMMON STOCK ISSUED FOR PREPAID SERVICES        $ 41,508

COMMON STOCK ISSUED FOR LIFE INSURANCE PREMIUMS          $ 30,000

ACCOUNTS PAYABLE ISSUED FOR WEB SITE DEVELOPMENT$ 90,000

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

In June 1999, the Company amended and refiled its Form 10KSB for the year ended December 31, 19998 restating certain amounts in 1998 and 1997 due to an accounting error discovered in 1997. This Form 10-QSB is hereby amended to include the restated balances from December 31, 1998 and March 31, 1999. The restatement did not impact the net loss for the quarter ended March 31, 1999.

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

4.   Income Taxes

The tax effects of temporary differences and carryforward amounts that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1998 and 1997 are:

 Deferred tax assets:                    1998          1997

 Net operating loss carryforwards $ 6,009,000 $ 5,466,000
 Property and Equipment             (8,000)      (6,000)
Litigation Settlement                            102,000
 Discontinued operations           (15,000)      181,000
 OTHER                               24,000       88,000
 Total gross deferred tax assets  6,010,000   5,469,000
 LESS VALUATION ALLOWANCE       (6,010,000)  (5,469,000)
 Deferred tax liabilities:
 PROPERTY AND EQUIPMENT
NET DEFERRED TAXES         $       -0-       $       -0-

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

The Agreement commenced March 30, 1999 upon payment of $10,000 by the Company. The Company is required to pay Softec a one time set up fee of $100,000, of which $10,000 was paid upon signing of the Agreement, $10,000 is due May 30, 1999 and $10,000 is due for eight consecutive months commending August 30, 1999. The Company shall pay Softec a licensing fee ranging from 25% of net monthly revenue to 12.5 % of net monthly revenue but not less than $25,000 a month.

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

Consummation of this transaction is subject to the completion of due diligence, completion of a definitive agreement, determination of the cost of the exclusive internet rights and approval by the Board of Directors of both Companies. Under the letter of intent Skarco Press will provide the contents of the Dimensions Magazine to the web site as well as customization of the online content for regional editions to be made available in major advertising markets. Skarco press will also provide the sales and marketing for the Dimensions On Line Magazine. The Company will provide hosting of the Dimensions On Line Magazine and receive a portion of advertising revenues. The Company is unable to predict if or when the agreement will be signed and the transaction will be consummated.

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

The name of the joint venture is Intragate.com and the sole purpose shall be to develop and exploit the e-commerce cash transfer technology and to arrange for necessary financing.

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

The Company was granted a non-exclusive license to use the ET&T technology for e-connect sites that the Company owns, operates or licenses and all fees associated with the non-exclusive license shall be waived.

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


ALL THAT MEDIA

On May 10, 1999 the Company entered into an agreement with a newly formed media company called "All That Media" to acquire a controlling interest in that All That Media by issuing a option to its shareholders to purchase 500,000 shares of common stock of the Company at $.75 per share. The option to acquire All That Media will be exercisable commencing January 1,2000 and will expire April 30, 2000.

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

Radio sales is comprised of radio advertising, concert income, trade show income and super saver advertising income. In 1998, total radio revenue was $194,500 of which radio advertising was $156,000 or 80% of the total radio sales. In 1999, total radio revenue was $183,000 of which radio advertising was $160,000 or 87% of the total radio sales. Radio advertising sales increased $4,000 or 2.5% in 1999 compared to 1998. The primary reason for the overall reduction in radio revenue of approximately $12,000 in 1999 compared to 1998 was a reduction of concert income which was $13,800 in 1998 and $0 in 1999. No concerts were scheduled for the first quarter of 1999.

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

The Company has a note payable due July, 1999 for approximately $88,000 and has a note payable due October, 1999 of approximately $125,000. As a result of the definitive agreement with Softec, the Company is obligated to pay $90,000 to Softec in $10,000 increments commencing May, 1999. Additionally, working capital is needed for marketing the internet gaming site, although the Company has not yet determined the marketing budget. The Agreement signed with Uproar Entertainment requires the Company to design, construct, host, market and manage the web site. Working capital is needed to complete their obligation under the Uproar Agreement. The Company is also negotiating  to  purchase  a  radio  station  in  Leeds,  South Dakota.  The
Agreement, if consummated, would require a $20,000 non-refundable down payment, with the remaining $280,000 payable monthly over 15 years. The Company estimates that it will require approximately $150,000 in equipment to commence operations.

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


                              First Entertainment Holding Corp.

DATE:  June 30 , 1999               _______________________
                                   A.B. Goldberg
                                   President and Principal Executive Officer