Form 10QSB
period 1999-06-30
FIRST ENTERTAINMENT HOLDING CORP
filed 1999-08-16
CIK 803170

SECURITIES AND EXCHANGE COMMISSION
Washington ,D.C.   20549
FORM 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1999  Commission File Number 0-15435




                 FIRST ENTERTAINMENT HOLDING CORP.
           (Exact name of Company as specified in its charter)



    NEVADA                              84-0974303
(State or other jurisdiction          I.R.S. Employer Identification No.
of incorporation or organization)

7887 Bellview, Suite 1114 Englewood, CO                   80111
 (Address of principal executive office                (Zip code)

Company's telephone number, including area code        (303) 228-1650

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

                                                   Number of Shares
 Class                                     Outstanding at July 31, 1999
  Common stock, $.008 par value                   11,488,988 shares
  Class A Preferred Stock, $.001 par value            10,689 shares
  Class B Preferred Stock, $.001 par value                 0



FIRST ENTERTAINMENT HOLDING CORP.
FORM 10-QSB QUARTERLY REPORT
TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
     ITEM 1. Consolidated Financial Statements

     Consolidated Balance Sheet as of June 30,1999
     (Unaudited) and December 31, 1998


     Consolidated Statements of Operations (Unaudited) for three months and six months ended June 30, 1999 and 1998


    Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 1999 and 1998


     Notes to Consolidated Financial Statements (Unaudited)


     ITEM 2.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations

PART II - OTHER INFORMATION

    Items 1 through 6

     SIGNATURE

FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                           June 30,        December 31,
                                           1999                1998
ASSETS

CURRENT ASSETS
  Cash and cash equivalents             $     193,909      $  109,450
  Accounts receivable trade, net
   of allowance                               108,681         101,568
  Note receivable, officer                     12,093          15,010
  Inventories                                  16,943          14,732
  Prepaid and other current                    26,817          28,508
---------------------------------------------------------------------
                                              358,443	         269,268
---------------------------------------------------------------------
PROPERTY AND EQUIPMENT
 Equipment and furniture                      722,345         709,325
 Building and leasehold improvement           682,257         532,257
 Land                                         125,000	         125,000
---------------------------------------------------------------------
                                            1,529,602       1,366,582
Less accumulated depreciation                 872,864	         845,810
---------------------------------------------------------------------
                                              656,738	         520,772
---------------------------------------------------------------------

OTHER ASSETS
License, net of accumulated
  Amortization                                673,373        725,684
  Web site development costs                   99,917
  Other                                         2,100          4,126
--------------------------------------------------------------------
                                              775,390	        729,810
--------------------------------------------------------------------

TOTAL ASSETS                             $  1,790,571	   $  1,519,850
====================================================================


"See accompanying notes to consolidated financial statements."

FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(Unaudited)
                                               June 30,	     December 31,
                                                1999            1998
LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit):
CURRENT LIABILITIES
Accounts payable                         $  140,029        $ 188,920
Accrued liabilities                         169,356          142,458
Accrued interest                            432,938          430,107
Notes Payable and current portion
of long-term debt                           959,144          993,384
Notes payable, related parties                3,000            3,000
Net liabilities of discontinued operations   58,551           57,305
      -----------------------------------------------------------------------------------------------------
Total current liabilities                 1,763,018        1,815,174
--------------------------------------------------------------------

LONG TERM DEBT, NET OF CURRENT PORTION         325,597          187,699
-----------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value; authorized
   5,000,000 shares;
   Class A preferred stock, 10,689 shares issued
         and outstanding                         10               10
   Class B preferred stock 0 and 11,760
          shares issued and outstanding           0               12
   Class C preferred stock no shares issued       0                0
Common stock, $.008 par value; authorized
   50,000,000 shares; 10,996,395 and 9,610,170
      shares issued                          87,972           76,882
Capital in excess of par value           19,279,685       15,924,087
Accumulated (deficit)                   (17,788,975)     (16,484,014)
Deferred compensation                    (1,876,736)
---------------------------------------------------------------------
                                           (298,044)        (483,023)
---------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS
    EQUITY (DEFICIT)                    $ 1,790,571      $ 1,519,850
====================================================================
"See accompanying notes to consolidated financial statements."

FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                          For the             For the
                                        three months         six months
                                           ended                ended
                                   June 30,  June 30,  	 June 30,  June  30,
                                  1999        1998        1999     1998
REVENUE:
 Live Entertainment             $ 372,188  	$ 284,540	  $808,130	  $602,878
 Radio                            202,179    208,819	   385,164   403,406
 Video                                           148                 213
 Other                             44,532     14,123    81,106    24,639
------------------------------------------------------------------------
                                  618,899	    507,630	 1,274,400 1,031,136
------------------------------------------------------------------------


COSTS AND EXPENSES:
 Cost of sales -  live
  Entertainment                   362,382    268,802   742,785   537,090
 Cost of sales radio              153,462    127,716  	278,955  	276,982
 Cost of products sold video                      25                  45
 Impairment writedowns                                  15,000
 Depreciation and amortization     33,245	     25,606	    64,622    51,818
 Management and
  administrative fees, Affilates   50,000     60,000    92,218   122,000
 Selling, general and
  Administrative                1,048,265    191,878	 1,327,135   423,071
------------------------------------------------------------------------

                                   50,000    674,028	 2,520,715	 1,411,006
------------------------------------------------------------------------

OPERATING LOSS FROM CONTINUING
    OPERATIONS                 (1,028,455)	 (166,038)	(1,246,315)	(379,870)
OTHER INCOME (EXPENSE)
 Interest expense                 (32,693)  	(22,508)   (60,420) (44,839)
 Other                                577        24 	     1,774       87
-----------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS,
  BEFORE MINORITY INTEREST     (1,060,591) 	(188,882)(1,304,961)	(424,622)

MINORITY INTEREST IN NET LOSS
------------------------------------------------------------------------

LOSS FROM CONTINUING
 OPERATIONS                   (1,060,591)	  (188,882)	(1,304,961)	(424,622)
DISCONTINUED OPERATIONS
 Income (Loss) from
  discontinued operations                      (532)               (532)
------------------------------------------------------------------------
NET INCOME (LOSS)           $(1,606,591)$(189,414)	$(1,304,961)	$(425,154)
========================================================================
PER SHARE DATA: Basic and Diluted
 Net Income (loss) per share,
  continuing operations,
   Basic and Diluted               (.11)	 $   (.03)       (.13) $   (.06)
 Net Income (loss) per share,
  discontinued operations             *         *           *         *
 Net Income (loss) per
  common share,
   Basic and Diluted               (.11)	 $   (.03)       (.13) $   (.06)

WEIGHTED-AVERAGE NUMBER OF
SHARES OUTSTANDING           10,058,472	  6,887,906	  10,058,472	 6,887,906
========================================================================
* Less than $.01 per share
"See accompanying notes to consolidated financial statements"

FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                  For the six months  For the six months
                                  ended June 30,       ended June 30,
                                         1999                 1998
CASH FLOWS FROM OPERATING
 ACTIVITIES
 Net income (loss)                   $ (1,304,961)      $  (425,154)
  Adjustments to reconcile net
   income (loss) to net cash
    from operations
  Depreciation and
    Amortization                        64,322           51,818
   Impairment writedowns                15,000
  Common stock issued
   for services                        360,533          370,519
   Common stock options                888,407           66,888
 Changes in operating assets
  and liabilities
  (Increase) decrease in
   Receivables                          (4,196)          92,347
   Inventories                          (2,211)         (24,761)
    Other current assets                 1,691           (3,295)
    Other assets                         2,026             (129)
    Increase (decrease) in
     Accounts payable                 (141,263)        	(155,912)
      Accrued liabilities               29,729          (19,650)
         Cash provided by
           discontinued operations                          29,555
------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:                     (90,623)	         (17,774)
-------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures net               (13,020)	          (3,718)
 Investments and other                     (6,556)
-------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                    (19,576)	          (3,718)
------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on debt               (46,342)	         (23,532)
 Proceeds from issuance of common stock   241,000	          115,200
-------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                    194,658           91,668
------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH            84,459           70,176
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                     109,450           18,049
------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                        $  193,909      $    88,225
==================================================================
"See accompanying notes to consolidated financial statements."

Supplemental Schedule of Noncash
Investing and Financing Activities           1999           1998
Accounts payable converted to common stock   $ 92,372	     $  41,739
===================================================================
Accounts payable issued for Web site
 Development                                  90,000
====================================================================
Note payable issued for Leasehold
 Improvements                                  150,000    $ 150,000
===================================================================
Common stock issued for services            $   360,533	    $ 370,519
===================================================================
Common stock options issued
 for services                                   888,407	   $  66,888
===================================================================

Common stock issued for life
 insurance premiums                         $         -	   $ 30,000
==================================================================

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

The results for the interim period are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1999. The Company believes that the three month and six month report filed on Form 10-QSB is representative of its financial position and its results of operations and changes in cash flows for the periods ended June 30, 1999 and 1998.

In June 1999, the Company amended and refiled its Form 10KSB for the year ended December 31, 1998 restating certain amounts in 1998 and 1997 due to an accounting error discovered in 1997. This Form 10-QSB includes the restated balances from December 31, 1998. The restatement did not impact the net loss for the three months or six months ended June 30, 1999.

New Accounting Standards

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

Statement of Financial Accounting Standards No. 132, Employers Disclosures about Pension and Other Post Retirement Benefits is effective for financial statements with fiscal years beginning after December 31, 1997. Earlier application is permitted. The new standard revises employers disclosures about pension and other post retirement benefit plans but does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other post retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of the plan assets that will facilitate financial analysis, and eliminates certain disclosures previously required but no longer useful. The Company adopted SFAS No. 132 in 1998 and it did not have a material impact on its results of operation.

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

The FASB recently issued Statement of Financial Accounting Standards No.
134. Accounting for Mortgage Backed Securities Retained after the Securitization of Mortgage Loans Held by Mortgage Banking Enterprises. (SFAS No. 134) SFAS No. 134 establishes new reporting standards for certain activities of mortgage banking enterprises that conduct operations that are substantially similar to the primary operations of mortgage banking enterprises. This statement is effective for the fiscal quarter beginning after December 15, 1998. Management believes the adoption of this statement will have no impact on the Companys consolidated financial statements.

YEAR 2000 PROBLEM. The Company is aware of the issues associated with the programming code in existing computer systems as the millenium (Year 2000) approaches. The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize properly date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has determined to purchase new accounting software which is Year 2000 compatible and has evaluated all other computer and computer related systems to ensure they will operate beyond December 31, 1999. The new software will be in place by December 31, 1999 and will cost less than $10,000.

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

Pursuant to a Bankruptcy Court Order dated April 13, 1999 Balzac sold 885,000 shares of the Company's common stock between May, 1999 and July, 1999 receiving proceeds of approximately $2,056,000. The shares sold by Balzac pursuant to the Court Order are the shares subject to the April, 19997 Agreement between Balzac and the Company. As of July 19,1999 Balzac is still in possession of 90,1000 shares of the Company's common stock and warrants to purchase 500,000 shares of common stock at $1.00 per share.

Pursuant to the Bankruptcy Court Order, the proceeds from the sales of the common stock is held in subject to a later determination by the Bankruptcy Court as to the respective extent, priority and validity of claims to the proceeds. The Company believes that it is a secured creditor and has secured rights to the proceedings from the sale of the common stock. The ultimate disposition of the Company's claim will depend on the outcome of bankruptcy proceeds, which is uncertain at this time.

3. Stockholders Equity

On April 26, 1999 the Board of Directors approved the name change of the Company to FirstEntertainment.com. The name change is subject to shareholder approval.

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

During the quarter ended June 30, 1999 the Company issued 130,000 shares of common stock for services valued at $271,773. The Company also received proceeds of $211,000 from the exercise of stock options resulting is the issuance of 570,000 shares of common stock.

In March, 1999 the Board of Directors authorized the issuance of options to the president, each member of the Board of Directors and a consultant to purchase up to 3,050,000 shares of common stock at prices ranging from $.21 per share to $.53 per share. The exercise price is equal to the closing bid price for the Company's common stock on the date of the grant. The exercise of options for 1,200,000 shares is contingent on the closing bid price of the Company's common stock of at lease $1.00 on the last trading day for 1999 and the exercise of options for 950,000 shares is contingent upon the execution of two separate definitive agreements that the Company is currently negotiating with. As of August 13, 1999 only one definitive agreement has been executed and therefore options for 475,000 shares have been vested and options for 475,000 shares are contingent upon execution of a definitive agreement. The options for the 475,000 will expire if a definitive agreement is not signed by December 31, 1999.

In May 1999, the Board of Directors authorized the issuance of stock options to each Board of Director as Director compensation. Each Director has options to purchase 250,000 shares of common stock at $1.00 on January 1, 2000, January 1, 2001 and January 1, 2002. For the options to vest each current Director must be a Director on the anniversary dates noted above. In August 1999, a new director was elected to the Board of Directors and he was granted options to purchase 250,000 shares of common stock at $1.89 per share on January 1, 2000, 2001 and 2002.

As of June 30, 1999 options to purchase 7,380,000 shares of common stock are outstanding of which 3,705,000 have vested. In addition, as of June 30, 1999 there are warrants outstanding to purchase 2,299,900 shares of common stock at $1.00 per share.

The Company has elected to continue with the accounting treatment for stock options and warrants issued to employees under APB 25 which is an intrinsic value-based method, and has adopted SFAS 123, which is a fair value based method of accounting for stock options. Options issued to Directors who are not officers or employees are accounted for under SFAS 123.

For the period end March 31, 199 the Company recognized compensation of $85,830 for those options granted in March, 1999 that were accounted for in accordance with SFAS 123 and APB 25.

For the period ended June 30, 1999 the Company recognized compensation of $802,577 for options granted during that period and deferred compensation of $1,876,736 for options which are attributable to future compensation.

4.   Income Taxes

The tax effects of temporary differences and carryforward amounts that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1998 and 1997 are:

 Deferred tax assets:                        1998          1997
 Net operating loss carryforwards       $ 6,009,000    $ 5,466,000
 Property and Equipment                      (8,000)        (6,000)
Litigation Settlement                                      102,000
 Discontinued operations                    (15,000)       181,000
 Other                                       24,000         88,000
------------------------------------------------------------------
 Total gross deferred tax assets          6,010,000      5,469,000
 Less valuation allowance                (6,010,000)    (5,469,000)
------------------------------------------------------------------
 Deferred tax liabilities:
 Property and equipment
-------------------------------------------------------------------
Net deferred taxes                      $       -0-     $      -0-

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

As of March 19, 1999, SNI had not completed a financing of $1,000,000 and the Company terminated the definitive agreement

Global Games Corp.

On March 17, 1999 the Company signed a letter of intent with Global Games Corp. (Global Games) for the licensing of Global Games' sports book software and related technology. Under the terms of the agreement Global Games will receive a percentage of the net gaming revenue for the licensing of its software of the Company. Consummation of this transaction is subject to the completion to a definitive agreement, approval by the Board of Directors of both companies, entering into an agreement with a credit card processor and confirmation of the extension of the Company's internet gaming license issued by the Commonwealth of Dominica in December, 1997. Under the letter of intent, Global Games will provide all technical service and support. The gaming site will be operated from the Commonwealth of Dominica and will be accessable on a
play for fun basis from North America.   The Company is committed to
maintaining strict compliance with all existing and pending federal, state and local legislation regarding Internet gaming and would ensure operation of the site in strict compliance of local, state and federal laws. The Company was awaiting a legal opinion from outside legal counsel regarding structure for sublicensing internet gaming software to unrelated entities which will operate an internet site which would accept wagers. In July, 1999 the letter of intent was terminated.

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

Under the terms of the letter of intent EMNet would be responsible for supplying all necessary internet requirements including but not limited to i) building and maintaining the Comedy website, ii) providing an account executive to drive the business online, run the AOL advertising and promotion and live entertainment programming, iii) develop and implement the online advertising and iv) provide all necessary technology requirements.

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

The closing of this transaction will be subject to negotiating a definitive agreement by May 31, 1999 and commencing business by June 30, 1999, approval by the Board of Directors of both companies, completion of a detailed business plan, completion of the required agreements with America On Line (AOL) and the signing of a minimum of 5 member clubs. The Company is unable to predict if or when the agreement will be signed and the transaction will be consummated. As of the date of this filing no definitive agreement has been reached with EMNet nor are the parties currently negotiating a definitive agreement.

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

The Agreement commenced March 30, 1999 upon payment of $10,000 by the Company. The Company is required to pay Softec a one time set up fee of $100,000, of which $10,000 was paid upon signing of the Agreement, $10,000 is due May 30, 1999 and $10,000 is due for eight consecutive months commending August 30, 1999. The Company shall pay Softec a licensing fee ranging from 25% of net monthly revenue to 12.5 % of net monthly revenue but not less than $25,000 a month. The Company has not made the payment required on May 30,1999.

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

As of August 13, 1999 the Company's subsidiary has not yet been issued its internet gaming license from Antigua, West Indies, which is required to commence wagering on its internet site.

Since the Company has not received an opinion from outside legal counsel regard internet gaming regard internet gaming the Company has decided to sell its internet gaming operations. As of the day of this filing no agreement has been reached with any third party for the sale of its internet gaming operations.

Dimension On Line

On April 5, 1999 the Company signed a letter of intent with South
Florida publisher Skarco Press for the acquisition of the exclusive internet rights to their Young Jewish Lifestyle Publications, Dimensions Magazine.

Published six times a yearly, Dimensions is a distinctive and contemporary glossy magazine reach South Florida's upscale Jewish population.

In July, 1999 the Agreement with Skarco Press was terminated.

Global Games-Bingo

On April 29, 1999, the Company entered into a letter of intent with Global Games Corp. to form a 50/50 joint venture to acquire certain Bingo software.

The joint venture was to operate a web site, hosted in Canada, where participants can play for free and win prizes which will be provided by advertisers. In addition, the joint venture was to license software to other unrelated entities who would offer bingo for money on the internet. The joint venture would have received licensing fees from the licensing of the software to these third parties. Under the proposed letter of intent the Company would have acquired a 50% interest in the software by issuing 300,000 shares of its common stock. The software would then have been contributed to the joint venture. In addition, Global Games Corp would have contributed its internet gaming license granted by the Commonwealth of Dominica.

The letter of intent with Global Games for the formation of a Bingo Software joint venture was terminated in July, 1999.

On August 2, 1999 the Company entered into a limited use software license agreement whereby the Company would be permitted to use the software to allow Bingo to be played for free on the internet. Revenues generated from advertising on the Bingo for free web site would be split whereby the Company would receive 75% and Global Games Corp would receive 25%. In addition, the Company would issue 10,000 shares for consulting fees related to software set-up and installation.

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

As of the date of this filing the joint venture has had no activity in either development, exploitation or fund raising activities.

Uproar Entertainment

On May 5, 1999 the Company entered into an agreement with Uproar
Entertainment (Uproar) for the production and maintenance of a web site and the sale of Uproar products on the web site. As of the date of this filing the web site had not yet been completed.

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

All That Media

On May 10, 1999 the Company entered into an agreement with a newly formed media company called All That Media to acquire a controlling interest in that All That Media by issuing a option to its shareholders that allow the former shareholders to purchase 500,000 shares of common stock of the Company at $.75 per share. The option to acquire All That Media was exercisable commencing January 1, 2000 and will expire April 30, 2000. In June, 1999 the Company exercised its option to acquire
All That Media. The consideration for the acquisition was the option given to its shareholders for 500,000 shares of the Company's common stock at $.75 per share. The options expire on October 10, 2001. The value of the options pursuant to FAS 123 was $355,000 which has been recorded as compensation in the accompanying statement of operations as All That Media was a start-up company with no revenue, proprietary rights or any other assets for which the acquisition costs could be attributable to pursuant to APB 16.

All That Media was a company that specialized in intellectual property development, internet portal development and internet advertising. The Company had contracted with the principals of All That Media for web site development, internet portal development and internet advertising for the various new internet businesses the Company intended to commence. The minimum costs to the Company contemplated under the contract was $5,000 a month.

In June 1999, the Company acquired a start-up company called EDRON Associates by issuing options to its former shareholders to purchase 600,000 shares of common stock of the Company at $1.03. The options are exercisable for a period of two years.

Included in the 600,000 options noted above are 300,000 options which are contingent upon EDRON achieving revenue of $50,000 a month for three consecutive months.

Concurrent with the acquisition of EDRON the Company formed a new entity called First 2 Market, Inc. and both EDRON and All That Media were merged into First 2 Market. The value of the options to acquire EDRON pursuant to FAS 123 was $204,000 of which $102,000 has been recorded as compensation in the accompanying statement of operations and $102,000 has been recorded as deferred compensation in the accompanying balance sheet. EDRON was a start-up company with little revenue and no proprietary or intangible assets for which the acquisition costs could be attributable to pursuant to APB 16.

The results of operations of both All That Media and EDRON Associates was diminimus to the results of operations of the Company therefore their results have not been included in the accompanying statement of operations since the date of acquisition June 28, 1999.

Poker Races Joint Venture

On May 16, 1999 the Company signed a letter of intent with Poker Races (a partnership) to form a joint venture. The closing of this transaction is subject to completion of due diligence procedures, negotiation and execution of a definitive joint venture agreement and approval of the transaction by the Board of Directors of the Company and the partners of Poker Races.

In accordance with the letter of intent, the Company would be obligated to provide a prominent link on the Company's home page linked to a URL designated by Poker Races. The Company will promote and advertise Poker Races throughout the Company's portal and related sites. Poker Races would be obligated to provide all software to play Poker Races and track all financial transactions. All profits and expenses shall be allocated 25% to the Company and 75% to Poker Races.

As of the date of this filing the Poker Races software is still being beta tested and no definitive agreement has been negotiated or executed.

Air Travel E-Commerce

On May 24, 1999 the Company entered into an agreement with Air Travel Discounts, Inc. (ATD) to provide the business of selling travel over the internet.

Per the terms of the Agreement, ATD will include content and products, the domain name, airdisc.com, and would fulfill and process all orders generated through the web site. The Company would provide banner advertising from its internet site promoting ATD. Commissions earned from fulfillment originated from the Company's sites will be allocated 75% to ATD and 25% to the Company.

As of the date of this filing ATD has not provided the content and products as required by the Agreement, as such the agreement is not in effect.

Healthnet International

On May 18, 1999 the Company entered into a letter of intent with Healthnet International, Inc. (Healthnet) to provide health related products over the internet.

Under the terms of the letter of intent, Healthnet would be responsible for a health related e-commerce site, pricing and commissions for all health related products. The Company would provide space on the Company Go2Market web page, and banner advertising on the Company's web pages.

Consummation of this transaction is subject to a number of conditions including completion of due diligence procedures, completion of a definitive agreement, completion of a web site by Healthnet and approval of the transaction by the Board of Directors of both companies.

As of the date of this filing Healthnet has net yet completed the construction of its web site nor has a definitive agreement been negotiated.

Meta-Brands

On June 6, 1999 the Company entered into an agreement with Meta-Brands to develop and launch an internet project known as Wrencher, a multi-dimensional entertainment meta-world for the automobile industry.

In August, 1999 both the Company and Meta-Brands agreed to terminate the agreement by mutual release.

Fighting Bull

On June 14, 1999 the Company and Fighting Bull Technologies, LLC (FTB) entered into a letter of intent whereby FTB would license 3D software to create a virtual internet community. The Company would test and market the 3-D technology.

Consummation of this transaction is subject to a number of conditions consisting of completion of the development of the 3-D technology, completion of a definitive agreement, completion of a licensing agreement and approval by the Board of Directors of both Companies.

As of the date of this filing no licensing or definitive agreement have been completed.

E-Commerce Partners

In May and June, 1999 the Company signed agreements with various e-commerce partners whereby the Company would provide a link from its web site to the e-commerce partners web site. The Company would also provide space on its Go2Market web page that would represent banner advertising for the e-commerce partner. The Company would retain a portion of the revenues from the orders fulfilled by the e-commerce partners from traffic originating from the Company's web site. Al e-commerce partner agreements are for a period of one year.

Because of low traffic volumes and click throughs originating from the Company's site the revenues generated from these e-commerce partners is diminumus as of June 30, 1999.

Coleman and Company Securities, Inc.

On July 7, 1999 the Company signed an agreement with Coleman and Company Securities, Inc. to act as the Company's exclusive investment advisor, exclusive private placement agent and investment banker for a period of one year.

As compensation for these services Coleman would receive a commission of 13% for any public or private placement financing and a warrant to purchase 500,000 shares of the Company's common stock at $.875 per share. The warrants are exercisable for a period of five years and would have certain registration rights for a period of two years. In addition, Coleman would earn a fee in connection with a merger, acquisition or sale of the Company.

First 2 Interviews

On July 7, 1999 the Company entered into an agreement with Krutchie, Inc. whereby Krutchie would provide a minimum of 2 edited celebrity interviews for the Company's web site on a weekly basis. The agreement is for a period of two years. As compensation, Krutchie will receive options to purchase 100,000 shares of common stock at $1.63. The option is exercisable for a period of two years and will carry piggy-back registration rights for a period of six months from the date of the agreement.

E-Commerce Web-Site Development

In July 1999 the Company signed an agreement with Smith-Gardner, a developer of e-commerce software to build web sites for Smith-Gardner clients that license their e-commerce software. The web site will be built by the Company's subsidiary, First 2 Market, at market rates.

ITEM 2.  MANAGEMENT DISCUSSION AND PLAN OF OPERATION.

Results of Operation June, 1999 vs. June, 1998

For the six months ended June 30, 1999 the Company incurred a loss from continuing operations of approximately $1.3 million as compared to a loss from continuing operations of approximately $425,000 for the six months ended June 30, 1998. The increase in the net loss for the six months ended June 30, 1999 as compared to June 30, 1998 is primarily the result of compensation related to the issuance of common stock options.

The loss from continuing operations for the three months ended June 30, 1999 of approximately $1.1 million as compared to $189,000 for the three months ended June 30, 1998 is due to compensation related to the issuance of common stock options.

Overall, revenues increased by approximately $243,000, from $1,031,000 in 1998 to $1,274,000 in 1999. Most of the increase is from live entertainment revenue which increased $202,000 and other income increased $57,000. Radio sales decreased by approximately $18,000. The increase in live entertainment revenues was due to increased attendance as a result of more big name acts in the first quarter of 1999.
Although big name headliners usually draw more attendance, their cost is also substantially higher. Big name headliners were not as available for club acts in 1998 as compared to 1999.

For the three months ended June 30, 1999 radio sales decreased by approximately $111,000 as compared to the quarter ended June 30, 1998. Live entertainment revenues increased $88,000 and other income increased $30,000.

The Company no longer distributes any videotapes, therefore sales are minimal.

Radio sales is comprised of radio advertising, concert income, trade show income and super saver advertising income. In 1998, total radio revenue was $403,400 of which radio advertising was $326,000 or 80% of the total radio sales. In 1999, total radio revenue was $385,200 of which radio advertising was $330,800 or 86% of the total radio sales. Radio advertising sales increased $4,000 or 1.5% in 1999 compared to 1998. The primary reason for the overall reduction in radio revenue of approximately $18,000 in 1999 compared to 1998 was a reduction of concert income in the first quarter which was $13,800 in 1998 and $0 in 1999. No concerts were scheduled for the first quarter of 1999.

For the three months ended June 30, 1999 radio sales decreased by approximately $6,000 compared to 1998. Radio advertising was $170,800 for the quarter ended June 30, 1999 as compared to $130,000 for the quarter ended June 30, 1998.

Other income at June 30, 1999 and 1998 represents rent income, T-shirt, coupon books and cigarette sales. The primary reason for the increase in other income is sublease income which commenced September, 1998. In the first quarter of 1999, sublease income was $28,000 as compared to $0 for the first quarter of 1998. In the second quarter of 1999, sublease income was 56,000 as compared to $0 for the second quarter of 1998.

Cost of sales live entertainment increased as a result of an increase in revenues and the percent of cost of sales to sales increased from 89% in 1998 to 92% in the second quarter of 1999. Although attendance increased, the labor cost also increased which resulted in a lower gross profit. Labor costs, which includes entertainers salaries, increased from $273,000 in 1998 to $392,300 in 1999. Labor costs as a % of revenues was 45% in 1998 and 49% in 1999.

Cost of goods sold radio, increased approximately $ 2,000 comparing 1999 to 1998. The cost of sales radio as compared to radio sales was 72% in 1999 and 69% in 1998.

A substantial portion of the Company's assets are fully depreciated and additions to property and equipment was $160,000 for 1999. In February, 1999 the comedy club completed a major remodeling project which costs $150,000. The remodeling costs are being amortized over the life of the lease, approximately 9 years. As a result of the depreciation associated with the remolding costs depreciation expense for 1999 increased over 1998.

Management and administration fees, affiliate represents fees paid to a related party for accounting and administrative functions which are outsourced to the related company. Monthly fees were approximately $20,000 a month in 1998 and $14,000 a month in 1999.

General and administrative costs increased approximately $782,000 in 1999 as compared to 1998. The increase is primarily attributable to compensation costs of $888,000 associated with options issued March, 1999 accounted for in accordance with SFAS 123 and APB 25. The increase in compensation costs associated with the issuance of common stock options is partially offset by $39,000 in life insurance expense in 1998 that was not incurred in 1999.

Interest expense increased 1999 over 1998 as a result of an increase in notes payable of approximately $275,000 due to litigation settlements in April and July, 1998 and an increase in notes payable of 150,000 in February, 1999 associated with leasehold improvements at Comedy Works in which interest did not accrue until after the first quarter of 1998 for the litigation settlements but were in effect for the entire six months of 1999.

Liquidity and Capital Resources

As of March 31, 1999, the Company had a working capital deficit of approximately $1.4 million. Despite a loss of approximately $1.3 million, net cash used in operating activities was only $91,000 primarily due to common stock options granted and common stock issued for services of $2.1 million. The Company has been able to issue common stock for services thereby reducing the need for working capital.

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

The Company has been successful in 1999 and in 1998 in financing some of its operations through the issuance of common stock in exchange for services. In 1999, the Company issued 319,775 shares of common stock valued at $360,500 or an average of $1.13 per share. In 1998, the Company issued 1,087,866 shares of common stock valued at $370,500 or an average of $.34 per share. In February 1998 the Company was delisted from NASDAQ which had adversely affected the price of the stock for most of 1998. Of the total costs and expenses of $1.4 million in 1998 and $2.5 million in 1999, $370,500 was paid in stock in1998 and $360,500 was paid in stock in 1999. Stock issued as a percentage of revenue was 36% in 1998 and 15% in 1999.

Commencing with the new lease for the Comedy Works space in Larmier Square effective January 1, 1998 Comedy Works began a significant remodeling project. The remodeling was completed in February, 1999.
The seating capacity was increased by approximately 20 seats from 285 to
305. The increase in seating capacity is expected to increase revenues for those shows which have typically sold out in prior years. The total remodeling costs were approximately $300,000 of which $150,000 was paid by the landlord (lessor) as tenant improvements and $150,000 was paid by Comedy Works. The landlord (lessor) has agreed to finance the Companys portion of the remodeling cost payable monthly at 12% per annum over 10 years. The monthly payments are approximately $2,300.

The Company had a note payable in July, 1999 that was paid in full and has a note payable for approximately $88,000 and has a note payable due October, 1999 of approximately $125,000. As a result of the definitive agreement with Softec, the Company is obligated to pay $90,000 to Softec in $10,000 increments commencing May, 1999. Additionally, working capital is needed for marketing the internet gaming site, although the Company has not yet determined the marketing budget. The Agreement signed with Uproar Entertainment requires the Company to design, construct, host, market and manage the web site. Working capital is needed to complete their obligation under the Uproar Agreement. The Company is also negotiating to purchase a radio station in Leeds, South Dakota. The Agreement, if consummated, would require a $20,000 non-refundable down payment, with the remaining $280,000 payable monthly over 15 years. The Company estimates that it will require approximately $150,000 in equipment to commence operations.

The Company has also increased its staff related to internet web development, internet advertising and marketing. Commencing June 28, 1999 the monthly obligation for salaries and overhead is approximately $45,000. First 2 Market, the internet segment subsidiary, does not yet generate significant revenues and is not expected to be profitable until the fourth quarter of 1999. In July 1999 the Company paid $36,000 to Yahoo for an advertising banner which provided traffic to the Company's web site. In addition, the Company has committed to additional banner advertising with YAHOO of $100,000 in the third and fourth quarter of 1999. The banner adverting with YAHOO is expected to bring a significant increase in traffic to the Company's web site which management believes will increase click thorughs to our e-commerce partners.

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

In 1999 through June 30, 1999, the Company raised $241,000 in equity financing and subsequent to June 30, 1999 has raised an additional $370,000 in equity financing, but there can be no assurance that the Company would be successful in raising the additional equity financing needed as contemplated under the letters of intent or the definitive agreements executed in the first and second quarters of 1999. In some cases, the Company has not yet completed its due diligence procedures which includes an analysis of the working capital needed. For those letters of intent in which the Company is still performing due diligence and other evaluation procedures it is not possible to estimate the working capital needed to consummate these agreements and execute the business plan.

A valuation allowance offsetting the Company's net deferred tax asset has been established to reflect management's evaluation that it is more likely than not that all of the deferred tax assets will not be realized.

YEAR 2000 PROBLEM. The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize properly date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has determined to purchase new accounting software which is Year 2000 compatible. The new software will be in place by December 31, 1999 and will cost less than $10,000.

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

Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pension and Other Post Retirement Benefits is effective for financial statements with fiscal years beginning after December 31, 1997. Earlier application is permitted. The new standard revises employers disclosures about pension and other post retirement benefit plans but does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other post retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of the plan assets that will facilitate financial analysis, and eliminates certain disclosures previously required but no longer useful. The Company adopted SFAS No. 132 in 1998 and it did not have a material impact on its results of operation.

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

During 1997 and 1998, the Company, certain officers and directors of the Company and other unrelated parties received requests for information from the U.S. Securities and Exchange Commission (SEC) related to an investigation begun by the SEC during 1997 into various matters. On August 2, 1999 The Commission sued First Entertainment Holding Corp (First Entertainment) and its president, Abraham B. Goldberg
(Goldberg) charging that the Company and Goldberg fraudulently failed to disclose approximately $350,000 in money and stock paid to Goldberg.

The Commission alleges that from 1995 through 1997 Goldberg received compensation of approximately $350,000 that was not disclosed in First Entertainments public filings. Specifically, the Commission alleges that First Entertainment paid stock to certain consultants of First Entertainment who paid kickbacks to Goldberg's wife, Nannette Goldberg. Goldberg and his wife also each allegedly received consulting fees that should have been disclosed. In addition, the Commission alleges that Nannette Goldberg received $100,000 worth of First Entertainment stock in 1997 without approval of the First Entertainment board. The Commission alleges that material facts or omissions concerning
Goldbergs compensation were contained in First Entertainment's 1995 and 1996 annual reports and in registration statement and a proxy statement filed by the company in 1997. Finally, the Commission also charges that Goldberg failed to report his securities and changes in his securities holdings.

The Commission alleges that First Entertainment violated the antifraud and filing provisions of the securities laws, Section 17(a) of the Securities Act of 1933 (Securities Act) and Sections 10(b), 13(a), and 14(a) of the Exchange Act of 1934 (Exchange Act) and Rules 10b-
5, 12b-20, 12b-25,13a-1, 13a-13, 14a-3 and 14a-9.  The Commission
alleges that Goldberg violated Section 17(a) of the Securities Act and Sections 10(b), 14(a) and 16(a) of the Exchange Act and Rules 10b-5, 12b-20, 14a-3, 14a-9 and 16a-3 thereunder, and that Goldberg aided and abetted First Entertainment's violations of Section 13(a) of the Exchange Act and Rules 12-b-25, 13a-1 and 13a-13. The Commission filed its complaint in federal court in Denver, Colorado, and seeks permanent injunction against First Entertainment and Goldberg and seeks disgorgement, civil money penalties, and an officer and director bar against Goldberg.

The Company and Mr. Goldberg believes the Commissions allegations are without merit and will vigorously defend this action.

Item 2:     Changes in Securities
          None

Item 3:     Defaults upon Senior Securities
            None

Item 4:     Submission of Matters to a Vote of Security Holders
            None

Item 5:     Other Information
            None

Item 6:   Exhibits and Reports on Form 8-K

   (A)     Exhibits
           None

(B)     Reports on Form 8-K

  August 13, 1999
   Item 6: Resignation of Directors

  August 5, 1999
   Item 5: Other Events


SIGNATURES

Pursuant to the requirements of the Exchange Act , the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


First Entertainment Holding Corp.

DATE:  August 16 , 1999                  /S/ Doug Olson
                                        Doug Olson
                                        President, Cheif Executive Officer
                                        and Cheif Financial Officer