Form 10QSB/A
period 1999-06-30
FIRST ENTERTAINMENT HOLDING CORP
filed 1999-08-19
CIK 803170

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
(Unaudited)


                                           June 30,        December 31,
                                           1999                1998
                                                  .
ASSETS

CURRENT ASSETS
 Cash and cash equivalents              $     193,909      $  109,450
 Accounts receivable trade, net
 of allowance                                 108,681         101,568
 Note receivable, officer                      12,093          15,010
 Inventories                                   16,943          14,732
 Prepaid and other current                     26,817          28,508
---------------------------------------------------------------------
                                              358,443         269,268
---------------------------------------------------------------------
PROPERTY AND EQUIPMENT
 Equipment and furniture                      722,345         709,325
 Building and leasehold improvement           682,257         532,257
 Land                                         125,000         125,000
---------------------------------------------------------------------
                                            1,529,602       1,366,582
Less accumulated depreciation                 872,864         845,810
---------------------------------------------------------------------
                                              656,738         520,772
---------------------------------------------------------------------

OTHER ASSETS
 License, net of accumulated
 Amortization                                 673,373        725,684
 Web site development costs                    99,917
 Other                                          2,100          4,126
--------------------------------------------------------------------
                                              775,390        729,810
--------------------------------------------------------------------

TOTAL ASSETS                             $  1,790,571   $  1,519,850
====================================================================


"See accompanying notes to consolidated financial statements."





FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(Unaudited)
                                               June 30,     December 31,
                                                1999            1998
LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit):
CURRENT LIABILITIES
 Accounts payable                        $  140,029        $ 188,920
 Accrued liabilities                        169,356          142,458
 Accrued interest                           432,938          430,107
 Notes Payable and current portion
 of long-term debt                          959,144          993,384
 Notes payable, related parties               3,000            3,000
 Net liabilities of discontinued operations  58,551           57,305
--------------------------------------------------------------------
Total current liabilities                 1,763,018        1,815,174
--------------------------------------------------------------------

LONG TERM DEBT, NET OF CURRENT PORTION      325,597          187,699
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
====================================================================
"See accompanying notes to consolidated financial statements."







FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                          For the             For the
                                        three months         six months
                                           ended                ended
                                   June 30,  June 30,   June 30,  June  30,
                                  1999        1998        1999     1998
REVENUE:
 Live Entertainment             $ 372,188  $ 284,540  $808,130  $602,878
 Radio                            202,179    208,819   385,164   403,406
 Video                                           148                 213
 Other                             44,532     14,123    81,106    24,639
------------------------------------------------------------------------
                                  618,899    507,630 1,274,400 1,031,136
------------------------------------------------------------------------
COSTS AND EXPENSES:
 Cost of sales -  live
  Entertainment                   362,382    268,802   742,785   537,090
 Cost of sales - radio            153,462    127,716   278,955   276,982
 Cost of products sold - video                    25                  45
 Impairment writedowns                                  15,000
 Depreciation and amortization     33,245     25,606    64,622    51,818
 Management and
  administrative fees, Affilates   50,000     60,000    92,218   122,000
 Selling, general and
  Administrative                1,048,265    191,878 1,327,135   423,071
------------------------------------------------------------------------

                                   50,000    674,028 2,520,715 1,411,006
------------------------------------------------------------------------

OPERATING LOSS FROM CONTINUING
    OPERATIONS                 (1,028,455) (166,038)(1,246,315)(379,870)
OTHER INCOME (EXPENSE)
 Interest expense                 (32,693)  (22,508)   (60,420) (44,839)
 Other                                577        24      1,774       87
-----------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS,
  BEFORE MINORITY INTEREST     (1,060,591) (188,882)(1,304,961)(424,622)

MINORITY INTEREST IN NET LOSS
-----------------------------------------------------------------------

LOSS FROM CONTINUING
 OPERATIONS                   (1,060,591) (188,882)(1,304,961)(424,622)
DISCONTINUED OPERATIONS
 Income (Loss) from
  discontinued operations                      (532)               (532)
-----------------------------------------------------------------------
NET INCOME (LOSS)           $(1,060,591)$(189,414)$(1,304,961)$(425,154)
========================================================================
PER SHARE DATA: Basic and Diluted
 Net Income (loss) per share,
  continuing operations,
   Basic and Diluted               (.11) $   (.03)       (.13) $   (.06)
 Net Income (loss) per share,
  discontinued operations             *         *           *         *
 Net Income (loss) per
  common share,
   Basic and Diluted               (.11) $   (.03)       (.13) $   (.06)

WEIGHTED-AVERAGE NUMBER OF
SHARES OUTSTANDING           10,058,472  6,887,906  10,058,472 6,887,906
========================================================================
* Less than $.01 per share
"See accompanying notes to consolidated financial statements"








































FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                  For the six months  For the six months
                                  ended June 30,       ended June 30,
                                         1999                 1998
CASH FLOWS FROM OPERATING
 ACTIVITIES
 Net income (loss)                   $ (1,304,961)      $  (425,154)
  Adjustments to reconcile net
   income (loss) to net cash
    from operations
  Depreciation and
    Amortization                           64,322            51,818
   Impairment writedowns                   15,000
  Common stock issued
   for services                           360,533           370,519
   Common stock options                   888,407            66,888
 Changes in operating assets
  and liabilities
  (Increase) decrease in
   Receivables                             (4,196)           92,347
   Inventories                             (2,211)          (24,761)
    Other current assets                    1,691            (3,295)
    Other assets                            2,026              (129)
    Increase (decrease) in
     Accounts payable                    (141,263)         (155,912)
      Accrued liabilities                  29,729           (19,650)
         Cash provided by
           discontinued operations                           29,555
-------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:                     (90,623)          (17,774)
-------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures - net               (13,020)           (3,718)
 Investments and other                     (6,556)
-------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                    (19,576)           (3,718)
-------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on debt               (46,342)          (23,532)
 Proceeds from issuance of common stock   241,000           115,200
-------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                    194,658            91,668
-------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH            84,459            70,176
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                     109,450            18,049
-------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                        $  193,909      $     88,225
===================================================================
"See accompanying notes to consolidated financial statements."

Supplemental Schedule of Noncash
Investing and Financing Activities           1999           1998
Accounts payable converted to common stock   $ 92,372     $  41,739
===================================================================
Accounts payable issued for Web site
 Development                                 $ 90,000
====================================================================
Note payable issued for Leasehold
 Improvements                                $ 150,000    $ 150,000
===================================================================
Common stock issued for services             $ 360,533    $ 370,519
===================================================================
Common stock options issued
 for services                                $ 888,407    $ 66,888
===================================================================

Common stock issued for life
 insurance premiums                         $         -   $ 30,000
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

Since the Company has not received an opinion from outside legal counsel regard internet gaming the Company has decided to sell its internet gaming operations. As of the day of this filing no agreement has been reached with any third party for the sale of its internet gaming operations.

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

All That Media

On May 10, 1999 the Company entered into an agreement with a newly formed media company called "All That Media" to acquire a controlling interest in that All That Media by issuing a option to its shareholders that allow the former shareholders to purchase 500,000 shares of common stock of the Company at $.75 per share. The option to acquire All That Media was exercisable commencing January 1, 2000 and will expire April 30, 2000. In June, 1999 the Company exercised its option to acquire "All That Media". The consideration for the acquisition was the option given to its shareholders for 500,000 shares of the Company's common stock at $.75 per share. The options expire on October 10, 2001. The value of the options pursuant to FAS 123 was $355,000 which has been recorded as compensation in the accompanying statement of operations as "All That Media" was a start-up company with no revenue, proprietary rights or any other assets for which the acquisition costs could be attributable to pursuant to APB 16.

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

Meta-Brands

On June 6, 1999 the Company entered into an agreement with Meta-Brands to develop and launch an internet project known as "Wrencher", a multi-dimensional entertainment meta-world for the automobile industry.

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

E-Commerce Partners

In May and June, 1999 the Company signed agreements with various e-commerce partners whereby the Company would provide a link from its web site to the e-commerce partners web site. The Company would also provide space on its Go2Market web page that would represent banner advertising for the e-commerce partner. The Company would retain a portion of the revenues from the orders fulfilled by the e-commerce partners from traffic originating from the Company's web site. All e-commerce partner agreements are for a period of one year.

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

During 1997 and 1998, the Company, certain officers and directors of the Company and other unrelated parties received requests for information from the U.S. Securities and Exchange Commission ("SEC") related to an investigation begun by the SEC during 1997 into various matters. On August 2, 1999 The Commission sued First Entertainment Holding Corp ("First Entertainment") and its president, Abraham B. Goldberg ("Goldberg") charging that the Company and Goldberg fraudulently failed to disclose approximately $350,000 in money and stock paid to Goldberg.

The Commission alleges that from 1995 through 1997 Goldberg received compensation of approximately $350,000 that was not disclosed in First Entertainment's public filings. Specifically, the Commission alleges that First Entertainment paid stock to certain consultants of First Entertainment who paid kickbacks to Goldberg's wife, Nannette Goldberg. Goldberg and his wife also each allegedly received consulting fees that should have been disclosed. In addition, the Commission alleges that Nannette Goldberg received $100,000 worth of First Entertainment stock in 1997 without approval of the First Entertainment board. The Commission alleges that material facts or omissions concerning Goldberg's compensation were contained in First Entertainment's 1995 and 1996 annual reports and in registration statement and a proxy statement filed by the company in 1997. Finally, the Commission also charges that Goldberg failed to report his securities and changes in his securities holdings.

The Commission alleges that First Entertainment violated the antifraud and filing provisions of the securities laws, Section 17(a) of the Securities Act of 1933 ("Securities Act") and Sections 10(b), 13(a), and 14(a) of the Exchange Act of 1934 ("Exchange Act") and Rules 10b-5, 12b-20, 12b-25,13a-1, 13a-13, 14a-3 and 14a-9. The Commission
alleges that Goldberg violated Section 17(a) of the Securities Act and Sections 10(b), 14(a) and 16(a) of the Exchange Act and Rules 10b-5, 12b-20, 14a-3, 14a-9 and 16a-3 thereunder, and that Goldberg aided and abetted First Entertainment's violations of Section 13(a) of the Exchange Act and Rules 12-b-25, 13a-1 and 13a-13. The Commission filed its complaint in federal court in Denver, Colorado, and seeks permanent injunction against First Entertainment and Goldberg and seeks disgorgement, civil money penalties, and an officer and director bar against Goldberg.

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


First Entertainment Holding Corp.

DATE:  August 18, 1999                  /S/ Doug Olson
                                          Doug Olson, President
                                       Chief Financial Officer and
                                      Chief Executive Officer