Form 10QSB
period 1999-09-30
FIRST ENTERTAINMENT HOLDING CORP
filed 1999-11-15
CIK 803170

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1999  Commission File Number


                 FIRST ENTERTAINMENT HOLDING CORP.
           (Exact name of Company as specified in its charter)



       NEVADA                              84-0974303
(State or other jurisdiction          I.R.S. Employer Identification
No.
of incorporation or organization)

5495 Marion Street Denver, Colorado                     80216
 (Address of principal executive office                (Zip code)

Company's telephone number, including area code        (303) 228-1650
7887 Bellview, Suite 1114 Englewood, CO                   80111
 (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check whether the Company (1) has filed       1)  Yes
X
 all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the         2)  Yes
X
preceding 12 months (or for such shorter period that the Company was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                                                   Number of Shares
 Class                                     Outstanding at July 31, 1999
  Common stock, $.008 par value                   11,983,646 shares
  Class A Preferred Stock, $.001 par value            10,689 shares




FIRST ENTERTAINMENT HOLDING CORP.
FORM 10-QSB/A QUARTERLY REPORT
TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
     ITEM 1. Consolidated Financial Statements

     Consolidated Balance Sheet as of September 30,1999
     (Unaudited) and December 31, 1998


     Consolidated Statements of Operations (Unaudited) for three months and six months ended September 30, 1999 and 1998


    Consolidated Statements of Cash Flows (Unaudited) for the six months ended September 30, 1999 and 1998


     Notes to Consolidated Financial Statements (Unaudited)


     ITEM 2.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations

PART II - OTHER INFORMATION

    Items 1 through 6

     SIGNATURE























FIRST ENTERTAINMENT HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                           September 30,
December 31,
                                              1999                1998
                                                  .
ASSETS

CURRENT ASSETS
 Cash and cash equivalents              $     232,453      $  109,450
 Accounts receivable trade, net
 of allowance                                 127,827         101,568
 Note receivable, officer                      10,710          15,010
Prepaid Salaries                               46,635
 Inventories                                   18,299          14,732
 Other Current assets                          24,529          28,508
---------------------------------------------------------------------
                                              460,453         269,268
---------------------------------------------------------------------
PROPERTY AND EQUIPMENT
 Equipment and furniture                      758,467         709,325
 Building and leasehold improvement           682,257         532,257
 Land                                         125,000         125,000
---------------------------------------------------------------------
                                            1,565,724       1,366,582
Less accumulated depreciation                 901,589         845,810
---------------------------------------------------------------------
                                              664,135         520,772
---------------------------------------------------------------------

OTHER ASSETS
 License, net of accumulated
 Amortization                                 657,994        725,684
 Web site development costs                    99,500
 Other                                         24,984          4,126
--------------------------------------------------------------------
                                              782,478        729,810
--------------------------------------------------------------------

TOTAL ASSETS                             $  1,907,066   $  1,519,851
====================================================================


"See accompanying notes to consolidated financial statements."





FIRST ENTERTAINMENT HOLDING CORP.
CONSOLIDATED BALANCE SHEETS, continued
(Unaudited)
                                               September 30,
December 31,
                                                1999            1998
LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit):
CURRENT LIABILITIES
 Accounts payable                        $  137,327        $ 188,920
 Accrued interest                           440,883          430,107
 Accrued liabilities                        172,746          142,458
 Accounts Payable, related party              3,000            3,000
 Net Liabilities of discontinued operations  55,934           57,305
 Notes Payable and current portion
 of long-term debt                          866,451          993,384
--------------------------------------------------------------------
Total current liabilities                 1,676,341        1,815,174
--------------------------------------------------------------------

LONG TERM DEBT, NET OF CURRENT PORTION      320,909          187,699
--------------------------------------------------------------------
MINORITY INTEREST                                 -                -
--------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock, $.001 par value; authorized
   5,000,000 shares;
   Class A preferred stock, 10,689 shares issued
         and outstanding                         11               10
   Class B preferred stock 0 and 11,760
          shares issued and outstanding                           13
   Class C preferred stock no shares issued       0                0
 Common stock, $.008 par value; authorized
   50,000,000 shares; 11,966,646 and 9,610,170
      shares issued                          95,855           76,882
 Capital in excess of par value          20,079,506       15,924,086
 Accumulated (deficit)                  (18,670,875)     (16,484,014)
 Deferred compensation                   (1,594,680)
---------------------------------------------------------------------
                                           (90,184)        (483,023)
---------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS
    EQUITY (DEFICIT)                    $ 1,907,066      $ 1,519,850
====================================================================
"See accompanying notes to consolidated financial statements."




FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                          For the             For the
                                        three months         nine
months
                                           ended                ended
                  September 30, September 30, September 30, September
30,
                                  1999        1998        1999     1998
REVENUE:
 Live Entertainment             $ 405,696 $ 338,804 $1,213,826
$941,682
 Radio                            234,344   183,899    619,508
587,305
 Internet                           9,072                9,072
 Video                                  0         0          0
213
 Other                             25,423    12,522    106,529
37,161
-----------------------------------------------------------------------
-
                                  674,535   535,225  1,948,935
1,566,361
-----------------------------------------------------------------------
-
COSTS AND EXPENSES:
 Cost of sales -  live
  Entertainment                   368,734   276,847  1,111,519
813,937
 Cost of sales - radio            165,192   148,879    444,147
417,861
 Cost of sales- internet          347,214              347,214
 Cost of products sold - video
45
 Impairment writedowns                                  15,000
 Depreciation and amortization     27,819     23,079    92,441
74,897
 Management and
  administrative fees, Affilates   60,000     56,000   116,000
182,000
 Selling, general and
  Administrative                  561,376    123,798 1,897,709
550,870
-----------------------------------------------------------------------
-

                                1,530,315    667,943 4,050,400
2,078,950
-----------------------------------------------------------------------
-

OPERATING LOSS FROM CONTINUING
    OPERATIONS                   (885,780)
(132,718)(2,101,465)(379,870)
OTHER INCOME (EXPENSE)
 Interest expense                 (28,899)   (10,240)   (89,319)
(55,079)
 Other                              2,149        212      3,923
1,059
-----------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS,
  BEFORE MINORITY INTEREST       (882,530) (142,097)
(2,186,861)(566,720)

MINORITY INTEREST IN NET LOSS
  OF AFFILIATES
-----------------------------------------------------------------------

LOSS FROM CONTINUING
 OPERATIONS                     (882,530) (142,097)
(2,186,861)(566,720)
DISCONTINUED OPERATIONS
 Income (Loss) from
  discontinued operations                  (20,224)
(20,756)
-----------------------------------------------------------------------
NET INCOME (LOSS)
$(882,530)$(162,321)$(2,186,861)$(587,476)
=======================================================================
=
PER SHARE DATA: Basic and Diluted
 Net Income (loss) per share,
  continuing operations,
   Basic and Diluted               (.08) $   (.02)       (.21) $
(.08)
 Net Income (loss) per share,
  discontinued operations             *         *           *         *
 Net Income (loss) per
  common share,
   Basic and Diluted               (.08) $   (.02)       (.21) $
(.08)

WEIGHTED-AVERAGE NUMBER OF
SHARES OUTSTANDING           10,645,619 7,566,412  10,654,619 7,566,412
=======================================================================
=
* Less than $.01 per share
"See accompanying notes to consolidated financial statements"














FIRST ENTERTAINMENT HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                  For the six months  For the six
months
                                  ended September 30,       ended
September 30,
                                         1999                 1998
CASH FLOWS FROM OPERATING
 ACTIVITIES
 Net income (loss)                   $ (2,186,861)      $  (587,476)
  Adjustments to reconcile net
   income (loss) to net cash
    from operations
  Depreciation and
    Amortization                           92,441            74,897
   Impairment writedowns                   15,000            39,340
  Common stock issued
   for services                           627,225           396,566
   Common stock options                 1,028,773            66,888
 Changes in operating assets
  and liabilities
  (Increase) decrease in
   Receivables                            (21,959)           10,927
   Inventories                             (3,567)            9,777
    Other current assets                    3,979            (7,650)
    Other assets                          (20,858)            2,983
    Increase (decrease) in
     Accounts payable                      42,746           (93,532)
      Accrued liabilities                  41,064            (7,168)
         Cash provided by
           discontinued operations         (1,371)           38,714
-------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:                    (383,388)          (48,020)
-------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures - net               (49,142)           (8,658)
 other                                     22,381
-------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                    (26,761)           (8,658)
-------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on debt              (143,723)          (75,187)
 Proceeds from issuance of common stock      -               25,000
 Proceeds from issuance of common and
   Preferred stock                        676,875           213,400
-------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                    533,152           163,213
-------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH         $ 123,003         $ 106,535
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                     109,450            18,049
-------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                        $  232,453        $  124,584
===================================================================
"See accompanying notes to consolidated financial statements."

Supplemental Schedule of Noncash
Investing and Financing Activities           1999           1998
Accounts payable converted to common stock   $ 92,339      50,163
===================================================================
Accounts payable issued for Web site
 Development                                 $ 90,000
====================================================================
Note payable issued for Leasehold
 Improvements                                $ 150,000
===================================================================
Common stock issued for services             $ 627,225    $ 396,566
===================================================================
Common stock options issued
 for services                              $ 1,028,773    $ 66,888
===================================================================

Common stock issued for life
 insurance premiums                         $         -   $ 30,000
==================================================================
Issuance of Preferred stock for
   License                                                  13,500
==================================================================





















FIRST ENTERTAINMENT HOLDING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The results for the interim period are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1999. The Company believes that the three month and nine month report filed on Form 10-QSB is representative of its financial position and its results of operations and changes in cash flows for the periods ended September 30, 1999 and 1998.

In June 1999, the Company amended and refiled its Form 10KSB for the year ended December 31, 1998 restating certain amounts in 1998 and 1997 due to an accounting error discovered in 1997. This Form 10-QSB includes the restated balances from December 31, 1998. The restatement did not impact the net loss for the three months or nine months ended September 30, 1999.

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

Statement of Financial Accounting Standards No. 132, "Employers-Disclosures about Pension and Other Post Retirement Benefits" is effective for financial statements with fiscal years beginning after December 31, 1997. Earlier application is permitted. The new standard revises employers' disclosures about pension and other post retirement benefit plans but does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other post retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of the plan assets that will facilitate financial analysis, and eliminates certain disclosures previously required but no longer useful. The Company adopted SFAS No. 132 in 1998 and it did not have a material impact on its results of operation.

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

Pursuant to a Bankruptcy Court Order dated April 13, 1999 Balzac sold 885,000 shares of the Company's common stock between May, 1999 and July, 1999 receiving proceeds of approximately $2,056,000. The shares sold by Balzac pursuant to the Court Order are the shares subject to the April, 1997 Agreement between Balzac and the Company. As of July 19,1999 Balzac is still in possession of 90,1000 shares of the Company's common stock and warrants to purchase 500,000 shares of common stock at $1.00 per share.

Pursuant to the Bankruptcy Court Order, the proceeds from the sales of the common stock is held in escrow subject to a later determination by the Bankruptcy Court as to the respective extent, priority and validity of claims to the proceeds. The Company believes that it is a secured creditor and has secured rights to the proceedings from the sale of the common stock. The ultimate disposition of the Company's claim will depend on the outcome of bankruptcy proceeds, which is uncertain at this time.

3. Stockholders Equity

In November, 1999 the Board of Directors approved the name change of the Company to F2 Network Group, Inc. The name change is subject to shareholder approval.

During the nine months ending September 30, 1999, the Company issued 846,976 shares of common stock for consulting services and employee compensation valued at approximately $673,861 of which $94,339 was for prior accrued services and $41,508 was for prepaid services. In addition, the Company sold 50,000 shares restricted common stock in a private placement offering resulting in net proceeds of $30,000 and received $646,875 from the exercise of 1,312,500 common stock options.

In March, 1999 the Board of Directors authorized the issuance of options to the president, each member of the Board of Directors and a consultant to purchase up to 3,050,000 shares of common stock at prices ranging from $.21 per share to $.53 per share. The exercise price was equal to the closing bid price for the Company's common stock on the date of the grant. The exercise of options for 1,200,000 shares was contingent on the closing bid price of the Company's common stock of at least $1.00 on the last trading day for 1999 and the exercise of options for 950,000 shares was contingent upon the execution of two separate definitive agreements by December 31, 1999. In September 1999, the Board of Directors determined to cancel 2,075,000 options issued in March, 1999. Mr. Goldberg, a director, opposed this resolution by the Board. Mr. Goldberg's counsel has stated that it is Mr. Goldberg's, position that the Company does not have the right to cancel options previously issued to Mr. Goldberg and that Mr. Goldberg does not intend to relinquish those options. Of the total 2,075,000 options cancelled, 1,000,000 were issued to Mr. Goldberg.

In May 1999, the Board of Directors authorized the issuance of stock options to each Board of Director as Director compensation. Each Director has options to purchase 250,000 shares of common stock at $1.34 on January 1, 2000, January 1, 2001 and January 1, 2002. For the options to vest each current Director must be a Director on the anniversary dates noted above. In August 1999, a new director was elected to the Board of Directors and he was granted options to purchase 250,000 shares of common stock at $1.89 per share on January 1, 2000, 2001 and 2002.

The Company has elected to continue with the accounting treatment for stock options and warrants issued to employees under APB 25 which is an intrinsic value-based method, and has adopted SFAS 123, which is a fair value based method of accounting for stock options.

For the period ended September 30, 199 the Company recognized compensation of $1,028,773 for options granted during that period that were accounted for in accordance with SFAS 123 and APB 25 and deferred compensation of $1,594,680 for option compensation attributable to future periods..

4.   Income Taxes

The tax effects of temporary differences and carryforward amounts that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1998 and 1997 are:

 Deferred tax assets:                       1998          1997
 Net operating loss carryforwards       $ 6,009,000     $ 5,466,000
 Property and Equipment                      (8,000)         (6,000)
Litigation Settlement                                       102,000
 Discontinued operations                    (15,000)        181,000
 Other                                       24,000          88,000
--------------------------------------------------------------------
 Total gross deferred tax assets          6,010,000       5,469,000
 Less valuation allowance                (6,010,000)     (5,469,000)
--------------------------------------------------------------------
 Deferred tax liabilities:
 Property and equipment
--------------------------------------------------------------------
Net deferred taxes                       $       -0-    $       -0-
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

5.     Other Business Developments

Internet Activities

The Company commenced it's internet business in June, 1999, after several failed attempts dating back to 1997. Through internal resources and relationships with other entities, the Company developed an internet portal focusing on multimedia internet entertainment. The site, www.FirstEntertainment.com, includes original content developed by the Company as well as links to other sites. The Company also is developing relationships with electronic commerce partners and offers web site development services and plans to add web site hosting capabilities. Some of the letters of intent entered into by the Company, prior to June 1999, with potential internet partners have not led to definitive agreements and others have been terminated.

The Company's internet related businesses are conducted through the Company's First 2 Market, Inc. subsidiary. All That Media, Inc., which was acquired by the Company in June 1999, was merged into First 2
Market, Inc. in June 1999. At the time it was acquired by the Company, All That Media was a newly-formed company that specialized in rich media development, and internet advertising. The Company issued an option to purchase a total of 500,000 shares of the Company's common stock for $.75 per share until October 10, 2001 to the shareholders of All That Media for all the outstanding stock of All That Media.
Michael Marsowicz, the President and 50 percent owner of All That
Media, received 250,000 of these options. Mr. Marsowicz subsequently was elected to the Company's Board of Directors in August 1999.

Also in June 1999, the Company acquired a start-up retail website development company named EDRON Associates, Inc. by issuing options to its former shareholders to purchase 300,000 shares of common stock of the Company at $1.03 per share for a period of three years. EDRON was a start up company with little revenue and no proprietary or intangible assets at the time of its acquisition by the Company.

The following is a summary of the Company's current internet related business.

Internet Portal
The Company has established a multimedia internet entertainment portal at "www.FirstEntertainment.com". The Company is attempting to develop this site into a stand-alone internet site containing entertainment and gaming information as well as a "portal" with links to other sites.
The existing ratio appears to be in the neighborhood of 50% proprietary links. The Company has attempted to provide content on the site internally. The Company believes that its comedy club and radio station businesses provide a source for content. Although the Company is not yet realizing positive cash flow from its internet activities, the Company believes that it will be able to obtain positive cash flow through advertising on the Company's web site as well as sponsorship, proprietary e-commerce arrangements and commission arrangements with operators of other web sites that are accessed through the Company's web site. The Company also is pursuing "pay-per-view" events utilizing entertainers in the comedy and country music areas with which the Company has relationships through its operation of the comedy club and radio station. Advertising buys were made to increase traffic to the Company's web site, the Company has entered into two separate advertising agreements with yahoo. The first to place banner ads and links to the Company's web site on sites operated by Yahoo. The second as a participant in the Yahoo "Holiday 99" e-commerce program. The
Company has paid Yahoo $136,000 for advertising through December
31,1999. Similarly, the Company has entered into relationships with Hyperbanner and other Internet advertising providers.

Web Site Development And Hosting
The Company also offers web site development services to assist other companies in designing and implementing a presence on the internet.
Web site development is a highly competitive business that is labor intensive and there is no assurance that the Company will be able to retain qualified personnel to assist in web site development or that the Company will be able to do so at a cost that allows the Company to operate this business profitably. The Company also is considering entering into the web hosting business where the Company would operate a customers' web site on the Company's computer servers for a monthly fee. Although the Company would be required to spend additional amounts to purchase computer servers and hire computer maintenance personnel, the Company believes the revenues that may be generated by this business would offset these costs.

Possible Internet Gaming Activities
The Company also is reviewing the possibility of engaging in internet gaming activities. Currently, the Company offers games and links to games on its web site. However, these games do not involve wagering.
The Company is reviewing legal and other issues in connection with whether to allow wagering on the Company's web site or providing links to web sites that allow wagering. The Company will engage in these activities only if it determines that these activities will not violate applicable laws.


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

The closing of this transaction will be subject to negotiating a definitive agreement by May 31, 1999 and commencing business by June
30, 1999, approval by the Board of Directors of both companies, completion of a detailed business plan, completion of the required agreements with America On Line ("AOL") and the signing of a minimum of 5 member clubs. The Company is unable to predict if or when the agreement will be signed and the transaction will be consummated. As of the date of this filing the parties have not been able to come to terms of a definitive agreement and it seems unlikely that they will.

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

As of October 15 Company's subsidiary has not yet been issued its internet gaming license from Antigua, West Indies, which is required to commence wagering on its internet site.

Since the Company has not received a favorable opinion from outside legal counsel regard internet gaming the Company has decided to terminate this licensing agreement.


Global Games-Bingo

On August 2, 1999 the Company entered into a limited use software license agreement whereby the Company would be permitted to use the software to allow Bingo to be played for free on the internet.
Revenues generated from advertising on the Bingo for free web site would be split whereby the Company would receive 75% and Global Games
Corp would receive 25%. In addition, the Company would issue 10,000 shares for consulting fees related to software set-up and installation.
The code required to run the software has not been transferred to the Company as such the Company is unable to complete the transaction.

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

All That Media

On May 10, 1999 the Company entered into an agreement with a newly formed rich media development company called "All That Media" to acquire a controlling interest in that All That Media by issuing a option to its shareholders that allow the former shareholders to purchase 500,000 shares of common stock of the Company at $.75 per share. The option to acquire All That Media was exercisable commencing
January 1, 2000 and will expire  April 30, 2000.  In June, 1999 the
Company exercised its option to acquire "All That Media". The consideration for the acquisition was the option given to its shareholders for 500,000 shares of the Company's common stock at $.75 per share. The options expire on October 10, 2001. The value of the options pursuant to FAS 123 was $355,000 which has been recorded as compensation in the accompanying statement of operations as "All That
Media" was a start-up company with no revenue, proprietary rights or any other assets for which the acquisition costs could be attributable to pursuant to APB 16.

All That Media was a company that specialized in rich media development, internet portal development and internet advertising. The
Company had contracted with the principals of All That Media for web site development, internet portal development and internet advertising for the various new internet businesses the Company intended to commence.

In June 1999, the Company acquired a start-up retail website development company called EDRON Associates by issuing options to its former shareholders to purchase 300,000 shares of common stock of the Company at $1.03. The options are exercisable for a period of two years. EDRON was a start-up company with little revenue, but significant relationships with local ISP's for hosting and site development.

Concurrent with the acquisition of EDRON the Company formed a new entity called First 2 Market, Inc. and both EDRON and All That Media were merged into First 2 Market. The value of the options to acquire
EDRON pursuant to FAS 123 was $152,400 of which $114,300 has been recorded as compensation in the accompanying statement of operations and $38,100 has been recorded as deferred compensation in the accompanying balance sheet. EDRON was a start-up company with little revenue and no proprietary or intangible assets for which the acquisition costs could be attributable to pursuant to APB 16.

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

As of the date of this filing the letter of intent had terminated.

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

As of the date of this filing the letter of intent had expired.

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

In August, 1999 the letter of intent expired and the parties have not moved forward to negotiate a definitive agreement.

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

E-Commerce Web-Site Development

In July 1999 the Company signed an agreement with Smith-Gardner, a developer of e-commerce software to build web sites for Smith-Gardner clients that license their e-commerce software. Smith-Gardner has subsequently decided to produce these websites themselves.

ITEM 2.  MANAGEMENT DISCUSSION AND PLAN OF OPERATION.

Results of Operation September, 1999 vs. September, 1998

For the nine months ended September 30, 1999 the Company incurred a loss from continuing operations of approximately $2.2 million as compared to a loss from continuing operations of approximately $567,000 for the nine months ended September 30, 1998. The increase in the net loss for the nine months ended September 30, 1999 as compared to September 30, 1998 is primarily the result of compensation related to the issuance of common stock options totaling 1,029,000 and an increase in common stock issued for services of $230,000.

The loss from continuing operations for the three months ended
September 30, 1999 of approximately $883,000 as compared to $142,000 for the three months ended September 30, 1998 is due to compensation related to the issuance of common stock options and the addition of the internet business segment which had a loss from it's start-up operations of $338,000.

Overall, revenues increased by approximately $383,000, from $1,566,000 in 1998 to $1,949,000 in 1999. Most of the increase is from live entertainment revenue which increased $272,000, radio revenue of $32,000 and other income increased $13,000. The increase in live entertainment revenues was due to increased attendance as a result of more big name acts in 1999. Although big name headliners usually draw more attendance, their cost is also substantially higher. Big name headliners were not as available for club acts in 1998 as compared to 1999.

For the three months ended September 30, 1999 radio sales increased by approximately $50,000 as compared to the three months ended September
30, 1998. Live entertainment revenues also increased $67,000 and other income increased $13,000 for the three months ended September 30,1999 as compared to the three months ended September 30,1998.

Internet revenue consists of web site design, marketing, sponsorships, e-commerce revenue sharing and banner advertising. The internet segment commenced operations on June 28, 1999 therefore there are no comparable operations in 1998.

The Company no longer distributes any videotapes, therefore sales are minimal.

Radio sales is comprised of radio advertising, concert income, trade show income and super saver advertising income. In 1998, total radio revenue was $587,300 of which radio advertising was $508,700 or 82% of the total radio sales. In 1999, total radio revenue was $619,500 of which radio advertising was $513,500 or 83% of the total radio sales.
Radio advertising sales increased $4,800 or 1% in 1999 compared to 1998. The primary reason for the overall increase in radio revenue of approximately $32,000 in 1999 compared to 1998 was a increase of concert income of $12,000, supersaver advertising income of $11,000 and trade show income of $5,000.

For the three months ended September 30, 1999 radio sales increased by approximately $50,000 compared to the three months ended September 30, 1998. Radio advertising was $183,000 for the quarter ended September
30, 1999 as compared to $177,000 for the quarter ended September 30, 1998. For the three months ended September 30, 1999 concert income was $38,000 compared to no concert income for the same period in 1998.

Other income at September 30, 1999 and 1998 represents rent income, T-shirt, coupon books and cigarette sales. The primary reason for the increase in other income is sublease income which commenced September, 1998. Sublease income for 1999 was $71,000 compared to $6,000 in 1998.

For the nine months ended September 30, 1999 cost of sales live entertainment increased as a result of an increase in revenues and the percent of cost of sales to sales increased from 86% in 1998 to 91% in 1999. Although attendance increased, the labor cost also increased which resulted in a lower gross profit. For the nine months ended
September 30, 1999 labor costs, which includes entertainers salaries, increased from $410,000 in 1998 to $591,000 in 1999. Labor costs as a % of revenues was 44% in 1998 and 49% in 1999.

Cost of goods sold radio, increased approximately $ 26,000 comparing
1999 to 1998. The cost of sales radio as compared to radio sales was 72% in 1999 and 71% in 1998.

The Company commenced its internet gaming division on June 28,1999 and for the quarter ended September 30, 1999 this division has focused on putting together the team of internet engineers, programmers, web site developers, content development and sales and marketing as well as establishing strategic relationships with e-commerce partners, traffic partners and content development.

Costs and expenses for the period ended September 30, 1999 for the internet division totaling $348,000 are comprised of $170,000 in advertising, $124,000 in salaries and contract labor, $14,000 in recruiting fees and $40,000 in other operating costs.

The goal of this division is to continue to expand the multimedia internet entertainment through the exploitation of our existing assets in an internet model, in addition to the growth of our retail website development, advertising, marketing, rich media development, e-commerce and syndicated affiliate programs. In addition, we are constantly identifying companies with compatible Internet e-commerce and for rich media development capabilities or business models that through strategic alliances, mergers or acquisitions, could help us reach our ultimate goal much sooner.

We have not yet completed a full analysis of the working capital needed to develop the Internet business which will include retail website, development, advertising and marketing, rich media development, affiliate program development and e-commerce development, although working capital currently is not sufficient to fund the internet division and its needs for additional staff for the next year. The internet division has been issuing S-8 stock to employees to fund salaries, wages and consulting fees thereby reducing the requirement for working capital. There can be no assurances that the Company would be successful in obtaining the working capital necessary to complete the business plan for the internet segment and commerce profitable operations.

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

Management and administration fees, affiliate represents fees paid to a related party for accounting and administrative functions which are outsourced to the related company. Monthly fees were $21,000 a month for the period January 1, 1998 through August 31, 1998 and $14,000 a month for the period September, 1998 through April 30, 1999 and increasing to $22,000 a month beginning September 1,1999.

General and administrative costs increased approximately $1,347,000 in 1999 as compared to 1998. The increase is primarily attributable to compensation costs of $1,029,000 associated with options issued in 1999 accounted for in accordance with SFAS 123 and APB 25. In addition, common stock issued for services increased from $396,000 in 1998 to $627,000 in 1999, an increase of $230,000 or 58%. For the period ended
September 30, 1999 legal fees were $144,000 compared to $46,000 for the same period in 1998.

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


Liquidity and Capital Resources

As of September 30, 1999, the Company had a working capital deficit of approximately $1.2 million. Despite a loss of approximately $2.1 million, net cash used in operating activities was only $383,000 primarily due to non cash expenses such as common stock options compensation and common stock issued for services of $1.66 million.
The Company has been able to issue common stock for services thereby reducing the need for working capital.

The Company's ability to continue as a going concern will largely depend on its ability to extend existing debt obligations, generate working capital through debt or equity financing and profitable operations. Working capital deficiencies have hindered the Companies ability to fund certain business segments. Working capital is needed to further develop both existing lines of business and the new internet line of business. The likelihood of obtaining the necessary equity financing is uncertain at this time.

The Company has been successful in 1999 and in 1998 in financing some of its operations through the issuance of common stock in exchange for services. In 1999, the Company issued 581,584 shares of common stock valued at $627,200 or an average of $1.08 per share. In 1998, the Company issued 1,169,706 shares of common stock valued at $396,000 or an average of $.34 per share. In February 1998 the Company was delisted from NASDAQ which had adversely affected the price of the stock for most of 1998. Of the total costs and expenses of $2.1 million in 1998 and $4.1 million in 1999, $396,000 was paid in stock in1998 and $627,200 was paid in stock in 1999. Stock issued as a percentage of revenue was 19% in 1998 and 15% in 1999.

Commencing with the new lease for the Comedy Works space in Larimer
Square effective January 1, 1998 Comedy Works began a significant remodeling project. The remodeling was completed in February, 1999.
The seating capacity was increased by approximately 20 seats from 285 to 305. The increase in seating capacity is expected to increase revenues for those shows which have typically sold out in prior years.
The total remodeling costs were approximately $300,000 of which $150,000 was paid by the landlord (lessor) as tenant improvements and $150,000 was paid by Comedy Works. The landlord (lessor) has agreed to finance the Company's portion of the remodeling cost payable monthly at 12% per annum over 10 years. The monthly payments are approximately
$2,300.

The Company had a note payable in the amount of $88,000 which came due in July, 1999 that was paid in full and had a note payable for approximately $125,000 that was due October, 1999 but was extended by the bank to October, 2000 with monthly payments of $2353.
Additionally, working capital is needed for marketing the internet site, although the Company has not yet determined the marketing budget currently $45,000 is spent on both traditional and internet advertising. The Company also purchased a radio station in Leeds, South Dakota. The Agreement, required a $20,000 non-refundable down payment, with the remaining $280,000 payable monthly over 15 years upon the approval of the transfer of the license by the FCC. As of November
1,1999 the FCC had not yet approved the transfer. The Company estimates that it will require approximately $150,000 to $200,000 in equipment to commence operations which the Company expects to finance in equipment leasing.

The Company has also increased its staff related to internet web development, internet advertising and marketing. Commencing June 28, 1999 the monthly obligation for salaries and overhead is approximately
$45,000. First 2 Market, the internet segment subsidiary, does not yet generate significant revenues and is not expected to be profitable
1999. In July and September, 1999 entered into marketing/advertising agreements with Yahoo totaling $136,000.

Currently, the Company has limited working capital and does not have sufficient working capital to meet its existing debt obligations and other working capital needs contemplated under the various definitive agreements executed in the first quarter of 1999.

In 1999 through September 30, 1999, the Company raised $646,875 in equity financing through the sale of common and preferred stock and the exercise of common stock options, but there can be no assurance that the Company would be successful in raising the additional equity financing needed as contemplated under the letters of intent or the definitive agreements executed in 1999. In some cases, the Company has not yet completed its due diligence procedures which includes an analysis of the working capital needed. For those letters of intent in which the Company is still performing due diligence and other evaluation procedures it is not possible to estimate the working capital needed to consummate these agreements and execute the business plan.

A valuation allowance offsetting the Company's net deferred tax asset has been established to reflect management's evaluation that it is more likely than not that all of the deferred tax assets will not be realized.

"YEAR 2000 PROBLEM". The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The "Year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00.
The issue is whether computer systems will properly recognize properly date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has examined its computer hardware and software as well as all other equipment that utilizes inbedded computer chips, such as cash registers, facsimile machines and telephone systems and has determined that all systems are Year 2000 compliant. The company has also been assured by the related party
Company for which we outsource the accounting and administrative functions, that its accounting software, computers, servers and other network systems are Year 2000 compliant.

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

Statement of Financial Accounting Standards No. 132, "Employers-
Disclosures about Pension and Other Post Retirement Benefits" is effective for financial statements with fiscal years beginning after December 31, 1997. Earlier application is permitted. The new standard revises employers' disclosures about pension and other post retirement benefit plans but does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other post retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of the plan assets that will facilitate financial analysis, and eliminates certain disclosures previously required but no longer useful. The Company adopted SFAS No. 132 in 1998 and it did not have a material impact on its results of operation.

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

On October 22, 1999, the Company entered into a consent decree with the SEC. Without admitting or denying the allegations made by the SEC, the Company agreed not to engage in violations of the securities laws in the future. As a result of entering into the consent decree, the civil action against the Company will be dismissed.

Item 2:     Changes in Securities
          None

Item 3:     Defaults upon Senior Securities
            None

Item 4:     Submission of Matters to a Vote of Security Holders
            None

Item 5:     Other Information
            None

Item 6:   Exhibits and Reports on Form 8-K

   (A)     Exhibits
           None

   (B)     Reports on Form 8-K
           August 30, 1999
                Item 5:Other Events

           August 18, 1999
                Item 5: Other Events

           August 13, 1999
                Item 6: Resignation of Directors

           August 5, 1999
                Item 5: Other Events


SIGNATURES

Pursuant to the requirements of the Exchange Act , the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


First Entertainment Holding Corp.

DATE:  November 15,1999                   /s/ Doug Olson
Doug Olson
President, Chief Executive
Officer
And Chief Financial Officer


