Form 10KSB
period 1999-12-31
FIRST ENTERTAINMENT HOLDING CORP
filed 2000-03-30
CIK 803170

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

                              December 31, 1999

                                        OR
                [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                                [NO FEE REQUIRED]
                             Commission File No. 0-15435

                        FIRST ENTERTAINMENT HOLDING CORP.
        (Name of Small Business Issuer as Specified in its Charter)

               Nevada                              84-0974303
(State or Other Jurisdiction of                (I.R.S. Employer
Incorporation or Organization)               Identification Number)

                       5495 Marion Street, Denver, CO  80216
         (Address of Principal Executive Offices,  Including Zip Code)

Registrant's telephone number, including area code:  (303) 382-1500

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

Yes   X       No

Check if there are no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-KSB or any amendments to this Form 10-KSB.  [   ]

State issuer's revenues for its most recent fiscal year. $ 2,527,237. As of March 27, 2000, there were 13,565,077 shares of common stock(the Registrant's only class of voting stock) outstanding. The aggregate market value of the 12,908,663 shares of common stock of the Registrant held by non-affiliates* on March 27,2000 was approximately $13,115,202(based on the mean of the closing bid and asked prices).

Documents incorporated by reference:  None

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
  The number of shares outstanding of the issuer's Common Stock as of March 27, 2000 was 13,565,077.

Transitional Small Business Disclosure Format (check one):
Yes
No    X

 *Without asserting that any of the issuer's directors or executive officers, or any beneficial owner of five percent or more of the issuer's common stock, is an affiliate, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.


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

Item 11                Security Ownership of Certain Beneficial Owners
                       And Management

Item 12                Certain Relationships and Related Transactions

PART IV

Item 13                Exhibits, Lists and Reports on Form 8K
                        A)    Exhibits
                        B)    Reports on Form 8-K
















PART I
Item 1. Description of Business

     On December 15, 1997, we changed our state of incorporation from Colorado to Nevada and changed our name to First Entertainment Holding Corp. We were originally incorporated under the laws of Colorado on January 17, 1985. In March 2000, we determined to change our name to "First 2 Media Network Inc.", subject to stockholder approval, which has not yet been obtained. We anticipate that the proposed name change will be voted upon by the stockholders at a stockholders meeting planned for April or May 2000.

     Currently, we operate or hold controlling interests in three active and two non-operating business segments. The three active segments are known as "Radio", "Live Entertainment" and "Internet". The non-operating segments are known as "Film", "Video", and "Retail". Initially, our business consisted of the production of pre-recorded travel guides and special interest videos. In 1987, we entered the radio broadcasting business by acquiring Quality Communications, Inc., a Wyoming corporation pursuant to which we operate the radio segment of its business. In 1992, we acquired a controlling interest in First Films, Inc. ("First Films"), a publicly held Colorado corporation, under which our live entertainment operations currently are undertaken and under which our film production activities previously were undertaken. In December 1997, we acquired a 50.8% interest in Global Internet Corp. Global Internet is a development stage company whose planned business activity was to operate an Internet gaming site. The investment in Global Internet was written off as of December 31, 1997 and as of December 31, 1998 Global Internet had not yet commenced its planned principal operations. Since early 1999, we have been developing relationships with Internet content providers, advertisers and gaming companies in an attempt to create an Internet site with links to entertainment and gaming content and to provide Internet site development to other parties. In addition, we have been developing our own content in order to establish an Internet portal emphasizing entertainment with links to other web sites. The site is located at www.First Entertainment.com. In December 1996, we commenced operations of selling infomercial products in freestanding unmanned kiosks in major retail malls including U.S. Military bases. This segment was known as the "retail" segment. In January 1998, we determined to discontinue the operations of the "retail" segment as a result of lower than expected sales.

Radio

      In October 1987, we entered the radio broadcasting business through the acquisition of Quality Communications, Inc. "Quality
Communications", a Wyoming corporation.  Through Quality
Communications, we operate a FM radio station, 100.7, The Fox, located in Gillette, Wyoming.

      In November 1993, the music format of the radio station was changed from a Top-40 station to a format known as the "Heart of Rock." In February, 1995 the format was changed again to contemporary country. The changes have had a positive effect on its market share and gross revenues. In 1996, the radio station started promoting concerts using up and coming country and western singers. The radio station was a venue to promote the concerts to add an additional source of revenue for the radio station.

      In September 1999, we entered into an agreement with Brian Encke to purchase an FM radio station to be built in Lead, South Dakota, and the Federal Communications Commission ("FCC") permits necessary to operate the station. The $300,000 purchase price is to be paid by delivery of $20,000 in cash and a promissory note for $280,000, with no interest, payable over a 15-year period in monthly installments of $1,555.56. The purchase of the new station is to close after the FCC grants its consent to the assignment of the permits to the Company and all public comment periods expire. The FCC granted its consent on December 9, 1999 and the public comment period expired in January 2000. No negative comments were received and we closed the purchase of the radio station, with the purchase price being paid in the manner described above. Construction of the facilities necessary to operate the station will be completed prior to the fall of 2001,if there are no unexpected construction delays. We estimate that construction and installation of the new station will cost approximately $250,000, including $200,000 to acquire transmitting equipment, computers and other studio equipment. We intend to fund $50,000 of the costs related to the construction of the new station primarily from our working capital. We intend to finance the $200,000 of estimated equipment costs through lease financing transactions where a financial institution purchases the equipment and leases it to us at a rate that covers their acquisition costs and a profit or through other debt financing such as bank loans, if available at acceptable rates and terms.

Live Entertainment

     First Films acquired 100 percent of the outstanding stock of Comedy Works, Inc., a Colorado corporation, on September 13, 1990 in exchange for 200,000,000 shares of common stock. Comedy Works was incorporated in 1982 and has operated one comedy club from its Larimer Square, Denver, Colorado location since that time. Comedy Works Larimer Square typically has nine shows per week and has averaged over 1,500 customers per week for the past fifteen years.

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

Internet Activities

     Since 1997, we have attempted to engage in Internet related businesses. Through internal resources and relationships with other entities, we developed an Internet portal focusing on entertainment. The site, www.FirstEntertainment.com, includes original content developed by us as well as links to other sites. We are also developing relationships with electronic commerce partners and offers web site development services and plans to add web site hosting capabilities. Many of the letters of intent we entered into prior to June of 1999 with potential Internet partners have not led to definitive agreements and have been terminated.

     Our Internet related businesses are conducted through our First 2 Market, Inc. subsidiary. All That Media, Inc., which was acquired in June 1999, was merged into First 2 Market, Inc. in June 1999. At the time we acquired it, All That Media was a newly-formed company that specialized in intellectual property development, Internet portal development and Internet advertising. We issued an option to purchase a total of 500,000 shares of common stock for $.75 per share until October 10, 2001 to the stockholders of All That Media for all the outstanding stock of All That Media. Michael Marsowicz, the President and 50 percent owner of All That Media, received 250,000 of these options. Mr. Marsowicz subsequently was elected to our Board of Directors in August 1999.

     Also in June 1999, we acquired a start-up company named EDRON Associates, Inc. by issuing options to its former stockholders to purchase 300,000 shares of common stock at $1.03 per share for a period of three years. EDRON was a start up company with little revenue and no proprietary or intangible assets at the time of its acquisition by us.

     The following is a summary of our current Internet related business.

    Internet Portal.
     We established an Internet portal at "www.FirstEntertainment.com". We are attempting to develop this site into a stand-alone Internet site focusing on the streaming of original audio and video content, live and archived, in addition to other forms of multimedia entertainment, as well as links to other sites. We have attempted to provide content on the site internally, as we believe the public will be drawn to, and more interested in, original content, as well as avoiding the expense from obtaining content from outside sources. We believe that the comedy club and radio station businesses provide a source for content that we are currently leveraging. We generate revenues through advertising and sponsorship on our web site as well as through "click fees" and commission arrangements with operators of other web sites that are accessed through our web site. The models being utilized are the traditional Cost Per Thousand (CPM) and Cost per Stream (CPS).

      We are also pursuing "pay-per-view" events utilizing entertainers in the comedy and country music areas with which we have relationships through the operation of the comedy club and radio station.

     In an attempt to increase traffic over our web site, we have entered into advertising agreements with Yahoo to place a banner ad and link to our web site on sites operated by Yahoo. We paid Yahoo $136,000 for advertising through December 31, 1999. This advertising took place during two periods and included placements of banner ads on Yahoo sites and inserting advertisements in 2.5 million Yahoo e-mails and 7.5 million advertising impressions. The first program with Yahoo consisted of 3,000,000 advertising impressions for $36,000. The second program consisted of the additional 7.5 million impressions plus the 2.5 million advertisements in e-mails for $100,000. This program was focused on Yahoo subscribers who showed an interest in entertainment oriented information as shown in Yahoo's databases. An impression consists of a Yahoo customer calling up a web site on which our advertisement has been placed. We have entered into additional advertising and traffic campaigns that we except will significantly increase out traffic.

     We have not yet realized positive cash flows and there is no assurance we will be able to do so.

     Web Site Development, Maintenance, and Interactive Media
Productions
     We also occasionally offer web site development services to assist other companies in designing and implementing a presence on the Internet when our effort results in contracted advertising revenues on our site. These services include maintaining and archiving web sites to include multi-media, audio and video capabilities. These capabilities allow us and our clients to broadcast information much like a TV or radio station, including advertisements. We have not yet received significant revenues from these activities. Web site development and maintenance is a highly competitive business that is labor intensive. There is no assurance that we will be able to attract and retain qualified personnel to assist in web site development. We can make no assurances that we will be able to do so at a cost that allows us to operate this business profitably.

    Possible Internet Gaming Activities.
     We have reviewed the possibility of engaging in Internet gaming activities. Currently, we offer games and links to games on our web site. The games we offer do not involve wagering although some sites reached through links on our site do offer wagering. We have reviewed legal and other issues in connection with whether to allow wagering on our web site and whether to continue providing links to web sites that allow wagering. We will engage in these activities or continue to offer links to sites that offer wagering only if we determine that these activities will not violate applicable laws. We have received no revenue from these relationships and are considering removing them completely.

Video

     Initially, we entered the pre-recorded videocassette product market through the design, production and distribution of pre-recorded videocassette travel guides and later expanded into production and distribution of special interest videocassette productions. We are no longer active in the edited video market. We are attempting to sell all the remaining footage in raw, unedited form for use in marketing and Internet sites for travel-related companies.

Film

      We previously engaged in film production activities through our First Films subsidiary. These activities have been suspended.

Retail

     In December 1996, we commenced operations of our retail segment
through our subsidiary, "The Best Of As Seen On TV, Inc."   The
segment consisted of selling the most common and most popular infomercial products in free standing unmanned kiosks in retail outlets throughout the United States. We opened our first four unmanned locations in December, 1996, in Pearl Harbor, Andrews Air Force Base and Bolling Air Force Base in Washington, D.C., and Lechmere's in Cambridge, Massachusetts. In March 1997, we terminated our unmanned kiosk operations when the leases to our first four locations were not renewed. Sales volumes at the unmanned kiosk locations were not sufficient to maintain profitable operations.
We turned our efforts to operating manned kiosks in major retail malls. Each manned kiosk was approximately 250 square feet and sold the top 50 selling infomercial products. Commencing August, 1997, we opened six manned kiosk locations in six retail malls located in the Denver metropolitan area. The sales volumes for the manned kiosks were less than projected and in January 1998, we determined to discontinue the operations of The Best Of As Seen On TV due to operating losses and lack of working capital to further develop the concept.

      The result of operations of The Best Of As Seen On TV for the year ended December 31, 1998 are disclosed as discontinued operation.

Competition

  Radio

     Our radio station competes with seven other signals available in the area. Two of these radio signals originate from Gillette, Wyoming. We compete for listeners with these stations through our music format, on-air talent and promotional activities. The ability to charge higher advertising rates is dependent upon attracting larger listener audiences.

  Live Entertainment

     Competition is intense in the comedy and music night club entertainment industries. On a national level, we compete for entertainers with many other comedy related companies that are better
capitalized, and may have greater visibility.   None of the national
comedy clubs have locations in Denver, Colorado. Comedy Works Larimer Square has been in business in Denver, Colorado for 17 years, longer than any other comedy club in the Denver area. We believe that Comedy Works Larimer Square provides higher-quality acts than its local competitors, reflected in the fact that it is able to charge approximately twice the admission price of its local competitors.

     The main competitors of Comedy Works Larimer Square are individually-owned and located in shopping centers in the suburbs, while Comedy Works is located in the downtown Denver area.

  Internet

     Internet related businesses are subject to intense competition. Companies with greater financial resources than ours have not been able to generate positive cash flow or profits from operating
Internet related businesses. In addition, because of the large number of competitors, there is competition for Internet content and qualified computer personnel. Through the use of "Head Hunters" and word of month we have been able to attract, what we believe to be, the best available talent to develop our Internet business. The cost of this talent could lead to an increase in costs that could have a material effect on our business expenses. We also compete with other companies for incoming advertising to our Internet websites. Revenues generated low cost of entering Internet related businesses may result in additional competition in the future.

Licenses

     The FCC issues radio broadcasters a license to operate within their assigned frequency for seven years. These licenses, upon application, are renewable for additional seven year periods. The FCC issued our radio station its original license on October 1, 1983, to operate at a frequency of 100.7 MHz, 24 hours a day, at 100,000 watts of effective radiated power. It was subsequently reissued in October of 1990 and 1997. During the renewal process, the public has an opportunity to express its opinion of how well the particular station is servicing its broadcast area. Extreme public negativity during this period can delay the reissuance process or result in a denial of the reissuance of the license. In addition, frequent violations of FCC rules and regulations can be cause for the denial of the station's license renewal.

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

   Live Entertainment

     We have found that our highest-revenue months are from July 15 to October 15 of each year. From approximately May 15 to July 15 of each year, business is typically down 30 percent below average, primarily because customers prefer outdoor activities at that time of year. During the holiday season, management has found a slight increase due to once-a-year customers, on vacation or hosting visiting friends or relatives.

Employees

   First Entertainment Holding Corp.

     Currently, we employ three executives. We contract the accounting, management information systems and administrative functions to a company owned by Douglas Olson, our President and one of our directors, and to other independent consultants.

   Radio Station

     The radio station employs approximately eight full-time employees and five part-time employees. The full-time employees, are engaged mainly in the administrative radio operations and sales. The part-time employees are engaged in the on-air activities as on-air personalities.

   Live Entertainment

     This division has five full-time employees and approximately 26 part-time employees. Full-time employees are management staff and part-time employees are waitresses, bartenders, and door personnel.

   Internet

     This division has twenty-five full-time employees and five part-time employee.

Licenses

    The FCC issues radio broadcasters a license to operate within their assigned frequency for seven years. These licenses, upon application, are renewable for additional seven year periods. The FCC issued our radio station its original license on October 1, 1983, to operate at a frequency of 100.7 MHz, 24 hours a day, at 100,000 watts of effective radiated power. It was subsequently reissued in October of 1990 and 1997. During the renewal process, the public has an opportunity to express its opinion of how well the particular station is servicing its broadcast area. Extreme public negativity during this period can delay the reissuance process or result in a denial of the reissuance of the license. In addition, frequent violations of FCC rules and regulations can be cause for the denial of the station's license renewal.

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

Item 2.   Description of Property

First Entertainment Holding Corp.

     Our executive offices are located at 5495 Marion Street, Denver, Colorado 80216. This space is provided to us by Creative Business Services as part of the arrangement between Creative Business Services described in "Item 12. Certain Relationships And Related Transactions". In August 1998, we subleased our prior executive office space in an effort to further reduce our operating overhead. We have not been relieved of our obligation as the primary lessee under our prior office lease as a result of the sub-lease. The primary lease expires in August 2002 and provides for monthly rent of $6,824.

Radio Station

     We have facilities in Gillette, Wyoming that house our radio station, 100.7 FM, The Fox. In April 1996, we purchased the land and building which houses the radio station for $300,000 and the land under which the FM tower sits for $125,000.

Live Entertainment

     The Comedy Works is located at Larimer Square in Denver, CO, and leases its premises under the terms of a new 10 year lease, which expires January 31, 2008.

      Lease payments in the first year of the lease term, January 1, 1998 to December 31, 1998, were the total of (1) 8% of gross sales of alcoholic beverages, (2) 6% of gross sales of food related products and (3) 4% of gross sales relating to door admission.

     Lease payments for the period January 1, 1999 to December 31, 2003 are based on percentage rent as computed above but shall not be less than 75% of the average percentage rent paid during the three year period January 1, 1996 to December 31, 1998. Lease payments for the period January 1, 2004 to January 31, 2008 shall not be less than 75% of the average on percentage rent paid during the three year period January 1, 2001 to December 31, 2003. Average annual percentage rent paid during the period January 1, 1996 to December 31, 1999 was approximately $88,150.

Internet

     Our Internet related businesses are conducted out of offices located at 2500 East Hallandale Beach Blvd., Suite 605, Hallandale, Florida 33009. These offices consist of approximately 3,000 square feet and are leased pursuant to the terms of a 36 month lease which terminates in July 31, 2002. Monthly rent is approximately $3,000.


Item 3. Legal Proceedings

     We know of no litigation pending, threatened, or contemplated, or unsatisfied judgments against us, or any proceedings of which we or any of our subsidiaries is a party, except as specified below. We know of no legal actions pending or threatened, or judgment entered against any of our officers or directors or any of our subsidiaries in their capacities as such, except as specified below.

     In May 1997, David Spolter and Faige Spolter ("Spolter") filed a lawsuit against us in the Superior Court of the State of California. The plaintiffs alleged various federal and state securities violations and sought recovery of their $75,000 investment plus damages. On July 1, 1998, we entered into a settlement agreement whereby we agreed to pay Spolter $150,000; $25,000 was paid upon execution of the Settlement Agreement and the remaining $125,000 was payable in monthly installments of $5,000 a month until July 15, 1999 at which time all unpaid principal and interest was due and payable. On July 15, 1999, we paid the remaining principal and interest and the note has been paid in full.

     In 1997, Sharon K. Doud filed a civil action against us, A.B. Goldberg and Quality Communications. The lawsuit was filed in the District Court for the Sixth Judicial District of Wyoming (Civil Action No. 21289) and alleged breach of contract, fraud and misrepresentation for failure to convert Class C Convertible Preferred Stock into 91,240 shares of common stock. In April, 1998 a settlement agreement was reached whereby we were required to pay $6,150 in legal fees, issue a promissory note in the principal sum of $125,000 bearing interest at 9.5% per annum due March 31, 1999 and the Class C Convertible Preferred Shares were cancelled. The promissory note and accrued interest were paid in full on April 2, 1999.

     During 1997 and 1998, we, some of our officers and directors and other unrelated parties received requests for information from the U.S. Securities and Exchange Commission ("SEC") related to an investigation begun by the SEC during 1997 into various matters. On August 2, 1999, the SEC filed a civil complaint against us and A.B. Goldberg in the U.S. District Court in Denver, Colorado. The SEC alleges in its complaint that we failed to disclose compensation paid to Mr. Goldberg in our 1995 and 1996 annual reports and in a registration statement and our proxy statement filed us in 1997. In response to this allegation, we have disclosed these amounts in the "Executive Compensation" section below. The SEC also alleges that we failed to timely file some of our periodic reports. The SEC sought a permanent injunction against future violations of securities laws by us. On October 22, 1999, we entered into a consent decree with the SEC. Without admitting or denying the allegations made by the SEC, we agreed not to engage in violations of the securities laws in the future. As a result of entering into the consent decree, the civil complaint against us was dismissed. The SEC also made the following allegations concerning Mr. Goldberg:

   *That Mr. Goldberg received compensation of approximately
$350,000 that was not disclosed in our public filings.

   *That Mr. Goldberg attempted to conceal the compensation by directing the payment of money and stock through his wife, including the issuance of stock that allegedly was not approved by our Board Of Directors.

   * That Mr. Goldberg failed to properly disclose his securities holdings in the Company and changes in those holdings. The SEC seeks a permanent injunction, disgorgement, civil money penalties, and an officer and director bar against Mr. Goldberg. Mr. Goldberg has informed us that he intends to vigorously defend the claims made against him.

     Pursuant to an agreement entered into with Balzac, Inc. in April 1997, Balzac Inc. was indebted to us in the amount of $985,000, together with accrued interest. Beginning in April 1997, this amount (which at that time was $1 million) was to be repaid over 40 months at 8% per annum by liquidating a minimum of 25,000 shares of common stock of the Company per quarter up to a maximum of one million shares held by Balzac, Inc. We were to be paid any portion of the sales price per share up to $1.00 and Balzac was to retain any portion of the sales price over $1.00 per share. Any of the one million shares not sold after 40 months were to become our property.

     In February 1999, an involuntary bankruptcy petition was filed against Balzac, Inc. by some of its creditors. The bankruptcy petition was filed in the United States Bankruptcy Court for the Southern District of New York, Case No. 99 B 40646, under Chapter 11 of the Bankruptcy Code. Between March and July 1999, Balzac sold approximately 885,000 shares. The entire $2.06 million of proceeds from those sales are being held by the Bankruptcy Court pending resolution of the various claims for those proceeds.

     In August 1999, Balzac filed an adversary proceeding with the bankruptcy court, Adversary No. 99-2237, claiming that we caused damage to Balzac by failing to register the resale of shares of common stock underlying warrants to be issued to Balzac pursuant to agreements between us and Balzac entered into in April 1997. Balzac sought damages of at least $3,268,356 plus interest thereon. In addition, we filed a counterclaim against Balzac and third party complaints against two of Balzac's executive officers and directors and Alex Brown, Incorporated. In the counterclaim and third party claims, we sought damages from Balzac, Mr. Deutsch and Mr. Spector for tortious interference with contract and bad faith, and for impairing our security interest in the shares held by Balzac that were to be liquidated to pay amounts owed to us. We also sought damages against Alex Brown based on our allegations that Alex Brown, Incorporated interfered with this security interest, as well as breached a trust owed to us in failing to liquidate the shares of the Company owned by Balzac.

     We reached an agreement with Balzac to settle these disputes. Pursuant to this agreement, which has been approved by the Bankruptcy Court, Balzac paid us $358,000 in cash and we issued Balzac options to purchase 200,000 shares of our common stock at $2.00 per share, 310,000 shares of common stock at $1.00 per share, and 65,000 shares of common stock at $1.40 per share. These options expire three years after issuance.

     On March 27,2000, we filed a complaint in the District Court for Arapahoe County, Colorado against Mr. Goldberg, the Securities Investor Protection Corporation, and the U.S. Internal Revenue Service. In the Complaint, we alleged that, during Mr. Goldberg's tenure as an officer and director, Mr. Goldberg engaged in fraudulent activities, breached his fiduciary duties, and acted negligently, all of which resulted in our suffering damages. In the Complaint, we are seeking compensatory and punitive damages from Mr. Goldberg, the return of Company property, and a declaration that stock options granted to Mr. Goldberg were fraudulently obtained, were void, and that Mr. Goldberg must repay us for the options that he exercised before we became aware of the true facts after granting the options in March 1999. The SIPC and IRS were included as Defendants in this matter because the SIPC holds a judgment against Mr. Goldberg that it is attempting to collect and has claimed an interest in the stock options that we are seeking to void, and the IRS has assessed a tax lien against Mr. Goldberg that it is seeking to collect. As of March 29, 2000, no answer had been filed in this matter.

Item 4. Submission of Matters to a Vote of Security
Holders

There were no matters submitted to a security holders vote during fiscal year ended December 31, 1999.

Item 5. Market for our Common Equity and Related Stockholder Matters

Our common stock was traded on NASDAQ in the over-the-counter market and since October 1988, had been included in NASDAQ. On February 5, 1998 we were notified that as of the close of business that day, our stock would be delisted from NASDAQ for failure to meet the minimum bid requirement. Effective February 6, 1998 our stock began trading on the OTC Bulletin Board. The following table sets forth the high and low bid quotation for our common stock for each quarterly period in 1999 and 1998. As of March 23, 2000, there were approximately 1,149 shareholders of record of our common stock. Holders of common stock are entitled to receive such dividends as they may be declared by the our Board of Directors. No dividends are anticipated to be paid in the foreseeable future.

                                          Bid Price
                                  High                Low
1999
 First Quarter                    $   1.31         $ .1562
 Second Quarter                     2.0156           .6406
 Third Quarter                       4.125          1.2188
 Fourth Quarter                       1.34           .9688

1998
 First Quarter                    $    .75         $   .25
 Second Quarter                        .71             .20
 Third Quarter                         .77             .21
 Fourth Quarter                        .48             .12



Item 6. Management's Discussion and Analysis or Plan of
Operation

Fiscal 1999 as Compared to Fiscal 1998


Our net loss was $2,525,000 in 1999; an increase of $1,743,000 compared to the $782,000 loss reported in 1998. General and administrative costs increased by $1,036,000, reflecting higher compensation, and professional and consulting fees. Our Internet business reported a net loss of $706,000, representing start up costs incurred during the second half of 1999. Our Live
Entertainment segment reported a $141,000 net profit in 1999, $66,000 less than the prior year result. Our radio segment reported a $181,000 net profit, a $58,000 improvement over 1998.

NET REVENUES: Total revenues were $2,527,000 in fiscal 1999, a $357,000 (+16%) increase over the $2,169,000 reported in fiscal 1998. Revenue improved by $303,000 (+22%) in Live Entertainment and the Radio segment's revenue grew by $36,000 (+4%). The Internet business, which began development of its portal site during the third quarter of 1999, reported revenues totaling $23,000.

COST OF SALES: Cost of sales increased by $1,154,000. Startup expenses incurred by the Internet business increased cost of sales by $729,000. Internet business costs are primarily comprised of compensation ($323,000), professional and consulting fees ($140,000) and advertising expense ($222,000). Cost of sales in Live Entertainment increased by $369,000 (+33%), of which $237,000 is compensation cost for entertainers and employees. The Radio segment's cost of sales increased by $55,000 (+10%), driven by higher costs for maintenance, repair, copying and postage, compensation and professional fees.

IMPAIRMENT WRITEDOWNS: There were no impairment writedowns in fiscal 1999. In 1998, a note receivable valued at approximately $81,000 was written down to its estimated net realizable value of $0.

DEPRRECIATION AND AMORTIZATION: Depreciation and amortization increased from $104,000 in 1998 to $130,000 in 1999. The $26,000 increase is primarily due to the amortization of a $150,000 leasehold improvement project at the Comedy Club.

MANAGEMENT AND ADMINISTRATIVE FEES PAID TO AFFILIATE: We subcontract administration and accounting services from Creative Business
Services, Inc., which is wholly owned by our President. Total fees of $225,000 in fiscal 1999 were unchanged from the prior fiscal year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general and administrative expenses increased by $1,035,000 from $712,000 in 1998 to $1,747,000 in 1999. The largest component was employee compensation expenses, which increased by $871,000. This includes $857,000 resulting from issuance of stock and options. Professional and consulting fees increased by $205,000 over last year. In general, the remaining administrative expense accounts remained consistent between years.

Compensation expense for employees and consultants included in selling, general and administrative expenses in 1999 included $389,000 of cash payments, $348,000 of payments made through the issuance of shares of common stock and $797,000 attributable to options granted and compensation expense recorded pursuant to APB No. 25. In 1998, cash compensation was $78,000, stock compensation was $361,000 and compensation attributable to the issuance of common stock options was $67,000.

Total consulting compensation, including accounting, investment banker and legal fees (cash and stock) included in the above totals increased from $189,000 in 1998 to $319,000 in 1999, a $130,000 increase. This increase was due to primarily to an increase in legal fees of $127,000 as a result of our litigation with Balzac, our investigation by the SEC, and for costs related to the our internet business.

The increase in compensation expense for employees and officers of $216,000 is due primarily to the startup of our internet operations in the second half of the year, as well as the addition of corporate officers.

Compensation expense recorded as a result of granting common stock options increased by $730,000 due to an increase in the number of shares granted from 300,000 in 1998 to 1,150,000 in 1999.
Additionally, the price of the Company's common stock on the date of the related option grant (the date at which the compensation expense is recorded) increased from an average of $0.22 in 1998 to $0.97 in 1999.

INTEREST EXPENSE: Net interest expense in 1999 totaled $114,000, a decrease of $9,000 from the prior year. Notes payable and long-term debt was $1,166,000 in 1999, a net reduction of $18,000. We paid off two notes totaling $231,000 in 1999, which required that we borrow $125,000 to finance part of the payoff. Additionally, to finance leasehold improvements in the Comedy Club, we borrowed $150,000.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that the we will continue as a going concern. The opinion of our independent auditor delivered in connection with our Financial Statements for fiscal 1999 and 1998 contains an explanatory paragraph relative to the going concern uncertainty. As discussed in Notes A and E to the consolidated financial statements, we have suffered recurring losses from operations, have a working capital deficiency of approximately $1,537,000, have negative net worth of approximately $483,000, and are in default on approximately $363,000 of our notes payable as of December 31, 1999. In February 1998, we were delisted from NASDAQ for failure to meet the minimum bid price. The delisting from NASDAQ has impaired our ability to raise equity financing. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management's plans with regard to our ability to continue as a going concern include continued raising of equity financing, restructuring of our debt obligations, evaluating mergers and acquisitions to improve market share or operational synergies and improving efficiency of operations. For several years, losses from operations have resulted in significant cash deficiencies and have hindered our ability to properly fund certain business segments, to make them profitable or to expand current business segments. We must generate additional revenues from our Internet business. The Radio and Live Entertainment business segments will not generate sufficient operating income to cover SG&A and other overhead costs. We will continue to evaluate additional business opportunities that do not require immediate working capital infusion.

We have been successful in 1999 and in 1998 in financing operations through issuance of common stock in settlement of accounts payable and in exchange for services. This form of payment has reduced the cash requirements of the Company. In 1999, we issued 1,298,665 shares of common stock for services valued at $1,044,000 or an average of $.80 per share. Net cash used in operations was approximately $460,000 in 1999. In 1998, we issued 1,199,766 shares of common stock for services valued at $449,906 or an average of $.37 per share. Capital expenditures needed to increase sales and profitability by the existing radio operations and live entertainment business segments are minimal. Completion of the new radio station during fiscal 2000 is estimated to total
$550,000, $300,000 for the required licenses and rights and $250,000 for the tower, antenna and related hardware. The $300,000 has been funded through a $20,000 cash payment and a $280,000 note payable collateralized by 252,218 shares of the Company's stock to be held in escrow. The internet business will require at least an additional $150,000 for software, servers, and related equipment.

During 1999 and 1998, we were successful in raising approximately
$220,000 and $213,000, respectively, in equity financing through private placement offerings. During 1999 and 1998, we received $797,000 and $100.00 from the exercise of common stock options and warrants.

A valuation allowance offsetting our total net deferred tax asset has been established to reflect management's evaluation that it is more likely than not that all of the deferred tax assets will not be realized.

Year 2000 Compliance

     Year 2000 compliance is the ability of computer hardware and software to respond to the problems posed by the fact that computer programs traditionally have used two digits rather than four digits to define an applicable year. As a consequence, any of our computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing interruption of operations, including temporary to perform accounting functions and processing credit card payment and delays in the receipt of payments from credit card companies purchasers of oil and gas production, if any. We reviewed our computers and software as well as other equipment that utilize imbedded computer chips, such as cash registers, facsimile machines and telephone systems. No systems have been determined to be Year 2000 Non-Compliant. Substantially all of the internal accounting function has been outsourced to a related party company. We have been assured by the related party company that its accounting software and computers, file servers and other network systems are Year 2000 Compliant and that services should not be interrupted. To date, we have not encountered any Year 2000 problems with our systems or those of our customers and suppliers. In the event we encounter Year 2000 problems, we have identified alternative vendors to supply us and will rely on manual record keeping procedures. We do not believe that the cost of Year 2000 compliance will be material.



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

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements



Report of Independent Certified Public Accountants

Board of Directors and Stockholders
First Entertainment Holding Corp.
Denver, Colorado


We have audited the accompanying consolidated balance sheets of First Entertainment Holding Corp. and Subsidiaries as of December
31, 1999 and 1998 and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Entertainment Holding Corp. and Subsidiaries as of December 31, 1999 and 1998 and the results of operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and E to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency of approximately $1.6 million and is in default on a substantial portion of its debt. The Company has limited cash to pay for operations. In addition, substantial amounts of debt become due in 2000 and there is no assurance that the Company will have the cash to pay the debts when they become due, or alternatively, to raise additional equity funding or to successfully restructure the debts, both of which have happened in the past. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




Gordon, Hughes & Banks, LLP

March 13, 2000
Englewood, Colorado


FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

December 31, 1999 and 1998

                                                   1999           1998
ASSETS
CURRENT
  Cash and cash equivalents                      $  85,783      $ 109,450
  Trade accounts receivable, net of allowance
   for doubtful accounts of $8,740 and $2,500,
   respectively                                    135,664        101,568
  Officer receivables                               46,609         15,010
  Inventories                                       20,247         14,732
  Prepaid expenses and other current assets         23,577         28,508
--------------------------------------------------------------------------
                                                   311,880        269,268
--------------------------------------------------------------------------
PROPERTY AND EQUIPMENT
  Equipment and furniture                          701,607        709,325
  Building and leasehold improvements              590,924        532,257
  Land                                             125,000        125,000
--------------------------------------------------------------------------
                                                 1,417,531      1,366,582
  Less accumulated depreciation and amortization   749,799        845,810
--------------------------------------------------------------------------
                                                   667,732        520,772
--------------------------------------------------------------------------
OTHER ASSETS
  License, net of accumulated amortization
   of  $608,568 and $545,697, respectively         647,814        725,684
Other                                               26,231          4,126
--------------------------------------------------------------------------
                                                   674,045        729,810
--------------------------------------------------------------------------
TOTAL ASSETS                                   $ 1,653,657   $ 1, 519,850
==========================================================================

See accompanying report of independent certified public accountants and notes to consolidated financial statements.











FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
Consolidated Balance Sheets, continued

December 31, 1999 and 1998
                                                     1999            1998
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
  Accounts payable                               $  296,163     $  188,920
  Accrued liabilities                               206,479        142,458
  Accrued interest                                  448,826        430,107
  Deferred revenues                                  13,000              -
  Notes payable and current portion of
   long-term debt                                   917,373        993,384
  Notes payable, related parties                      7,080          3,000
  Net liabilities of discontinued operations              -         57,305
--------------------------------------------------------------------------
                                                  1,888,921      1,815,174
--------------------------------------------------------------------------
LONG-TERM DEBT, NET OF CURRENT PORTION              242,076        187,699
--------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
 CLASS A PREFERRED STOCK, 1,500,000 shares
   authorized,10,689 shares issued and
   outstanding, liquidation
         value $15,000                                   10             10

STOCKHOLDERS' (DEFICIT)
  Preferred stock, $.001 par value;
   authorized 5,000,000 shares;
   Class B preferred stock, 1,000,000 shares
    authorized, none and 13,040
         shares issued and outstanding                    -             13
   Class C preferred stock, 1,000,000 shares
     authorized no shares issued and outstanding          -              -
   Common stock, $.008 par value; authorized
     50,000,000shares; 12,480,835 and 9,610,170
      shares issued and outstanding                  99,847         76,882
  Capital in excess of par value                 18,751,618     15,924,086
  Deferred compensation                            (319,402)             -
  Accumulated (deficit)                         (19,009,413)   (16,484,014)
---------------------------------------------------------------------------
                                                   (477,350)      (483,033)
--------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
(DEFICIT)                                        $1,653,657    $ 1,519,850
==========================================================================


See accompanying report of independent certified public accountants and notes to consolidated financial statements.

FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Operations


                            For the Years Ended December 31, 1999 and 1998
                                                          1999             1998
REVENUE
  Live entertainment                                  $ 1,668,529     $1,365,262
  Radio                                                   835,596        804,004
  Internet                                                 23,112              -
--------------------------------------------------------------------------------
                                                        2,527,237      2,169,266
--------------------------------------------------------------------------------
COSTS AND EXPENSES
  Cost of sales, live entertainment                     1,505,233      1,135,734
  Cost of sales, radio                                    606,911        551,502
  Cost of sales, internet                                 728,945              -
  Impairment writedowns                                    14,999         81,340
  Depreciation and amortization                           130,229        104,160
  Management and administrative fees, affiliate           224,565        224,850
  Selling, general and administrative                   1,744,735        711,512
--------------------------------------------------------------------------------
                                                        4,958,317      2,809,098
--------------------------------------------------------------------------------
OPERATING (LOSS) FROM CONTINUING OPERATIONS            (2,431,080)     (639,832)
--------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
  Interest expense                                      (114,362)      (104,725)
  Other, net                                              20,043         (7,384)
--------------------------------------------------------------------------------
                                                         (94,319)      (112,109)
--------------------------------------------------------------------------------
(LOSS) FROM CONTINUING OPERATION                      (2,525,399)      (751,941)
--------------------------------------------------------------------------------
DISCONTINUED OPERATIONS
  (Loss) from discontinued operations, including
provision for operating losses during phase-out
period                                                         -        (30,144)
--------------------------------------------------------------------------------
NET (LOSS)                                           $(2,525,399)     $(782,085)
================================================================================
NET (LOSS) PER COMMON SHARE, CONTINUING
OPERATIONS BASIC AND DILUTED                         $     (0.23)     $   (0.10)

NET INCOME (LOSS) PER COMMON SHARE,
DISCONTINUED OPERATIONS                               $         -      $       -
--------------------------------------------------------------------------------
NET (LOSS) PER COMMON SHARE, Basic and Diluted       $     (0.23)     $   (0.10)
================================================================================
WEIGHTED-AVERAGE NUMBER OF
SHARES OUTSTANDING BASIC AND DILUTED                   11,072,403      7,967,926
================================================================================

See accompanying reports of independent certified public accountants and notes to consolidated financial statements.
</CAPTION


FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Changes In Stockholders' Equity (Deficit)
For the Years Ended December 31, 1999 and 1998

                                      Class A        Class B         Class C
                             Preferred Stock   Preferred Stock   Preferred Stock
                           Shares   Amount     Shares    Amount     Shares  Amount
BALANCES,
JANUARY 1, 1998             10,689    $ 10       91,127   $ 91         -

Preferred Stock issued for
 Acquisition of property                         16,000    16

Common stock issued for
  Cash, net of offering costs
  Consulting services
  Accounts payable
  Life insurance premiums
  Conversion from preferred stock               (94,107)  (94)
  Business acquisition
  Exercise of warrant
  Common stock options and
  Warrants issued
Net (loss)
--------------------------------------------------------------------------------
BALANCES
DECEMBER 31, 1998          10,689       10      13,040      13         -
--------------------------------------------------------------------------------

Common stock issued for
  Cash, net of offering costs
  Cash, exercise of options
   and warrants
  Consulting services and compensation
  Preferred stock conversion                   (13,040)    (13)
  Common stock options issued
Net (loss)
---------------------------------------------------------------------------------
BALANCES
DECEMBER 31, 1999          10,689      $10         $-       -         $-        -
==================================================================================


See accompanying report of independent certified public accountants and notes to consolidated financial statements.

FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Changes In Stockholders' Equity (Deficit)
For the Years Ended December 31, 1999 and 1998


                                                Capital In
                               Common Stock      Excess of          Accumulated
                             Shares   Amount    Par Value            (Deficit)
BALANCES,
JANUARY 1, 1998             6,412,304  $51,299  $15,205,897        $(15,701,929)

Preferred Stock issued for
 Acquisition of property                             44,984

Common stock issued for
  Cash, net of offering costs 771,667    6,173      162,127
  Consulting services         986,016    7,888      352,855
  Accounts payable             83,750      670       49,493
  Life insurance premiums     130,000    1,040       37,960
  Conversion from preferred
    Stock                   1,176,333    9,411       (9,317)
  Business acquisition         50,000      400       13,100
  Exercise of warrant             100        1           99
  Common stock options and
  Warrants issued                                    66,888
Net (loss)                                                             (782,085)
--------------------------------------------------------------------------------
BALANCES
DECEMBER 31, 1998           9,610,170   76,882   15,924,086         (16,484,014)
--------------------------------------------------------------------------------

Common stock issued for
  Cash, net of offering costs 280,000    2,240      217,760
  Cash, exercise of options
   and warrants             1,145,000    9,160      460,840
  Consulting services and
   compensation             1,298,665   10,389    1,033,645
  Preferred stock
    conversion                147,000    1,176       (1,163)
  Common stock options
    Issued                                        1,116,450
Net (loss)                                                           (2,525,399)
--------------------------------------------------------------------------------
BALANCES
DECEMBER 31, 1999         $12,480,835  $99,847  $18,751,618        $(19,009,413)
================================================================================

See accompanying report of independent certified public accountants and notes to consolidated financial statements.


FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Changes In Stockholders' Equity (Deficit)
For the Years Ended December 31, 1999 and 1998

                                            Deferred
                                          Compensation                Total
BALANCES,
JANUARY 1, 1998                           $-                         $(444,622)

Preferred Stock issued for
 Acquisition of property                                                45,000

Common stock issued for
  Cash, net of offering costs                                          168,300
  Consulting services                                                  360,743
  Accounts payable                                                      50,163
  Life insurance premiums                                               39,000
  Conversion from preferred
    Stock                                                                    0
  Business acquisition                                                  13,500
  Exercise of warrant                                                      100
  Common stock options and
  Warrants issued                                                       66,888
Net (loss)                                                            (782,085)
--------------------------------------------------------------------------------
BALANCES
DECEMBER 31, 1998                                                     (483,033)
--------------------------------------------------------------------------------

Common stock issued for
  Cash, net of offering costs                                          220,000
  Cash, exercise of options
   and warrants                                                        470,000
  Consulting services and
   compensation                                                      1,044,034
  Preferred stock
    conversion                                                               -
  Common stock options
    Issued                                 (319,402)                   797,048
Net (loss)                                                          (2,525,399)
--------------------------------------------------------------------------------
-
BALANCES
DECEMBER 31, 1999                        $ (319,402)                 $(477,350)
================================================================================
=

See accompanying report of independent certified public accountants and notes to consolidated financial statements.


FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 1999 and 1998


                                                    1999             1998
OPERATING ACTIVITIES
Net (loss)                                      $  (2,525,399)    $  (782,085)
Adjustments to reconcile net (loss) to net cash
  used in operations
   Depreciation and amortization                      130,229         104,160
   Impairment and other write downs                    14,999          81,340
   Issuance of stock, common stock options
     and warrants for services                      1,841,082         466,631
   Trade accounts receivable                          (34,096)         16,307
   Officer receivables                                (31,599)         15,010
   Inventories                                         (5,515)          8,645
   Accounts payable                                    51,439          66,408
   Accrued liabilities                                 82,741          22,823
   Deferred revenue                                    13,000               -
   Other                                                5,628          (2,575)
   Cash provided by discontinued operations                 -           4,354
-------------------------------------------------------------------------------
NET CASH, PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                 (457,491)          6,168
-------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Capital expenditures                               (238,622)        (27,754)
-------------------------------------------------------------------------------

NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES                                 (238,622)        (27,754)
-------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Principal payments on notes payable and
   long-term debt                                    (300,726)       (100,413)
  Proceeds from notes payable and long-term debt      283,172               -
  Proceeds from exercise of options                   470,000               -
  Proceeds from issuance of common and
    preferred stock, net                              220,000         213,400
--------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES             672,446         112,987
--------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                  (23,667)         91,401

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR                                     109,450          18,049
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
END OF YEAR                                          $ 85,783      $  109,450
================================================================================


SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

   Interest paid                                     $ 82,493      $   68,135
===============================================================================

   Income taxes paid                                 $      -      $        -
===============================================================================

Accounts payable and accrued expense
  converted into common stock                        $      -      $   50,163
===============================================================================

Issuance of preferred stock
  for acquisitions                                   $      -      $   45,000
===============================================================================

Common stock and options and warrants
issued for services                                  $1,841,082    $  529,043
===============================================================================

Common stock issued for life insurance premiums      $        -    $   39,000
===============================================================================

Common stock issued for preferred stock
conversion                                           $        13   $  529,043
===============================================================================

Fully Depreciated Assets Written Off                 $   167,095   $1,504,503
===============================================================================


See accompanying report of independent certified public accountants and notes to consolidated financial statements.


FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE A  NATURE OF BUSINESS AND GOING CONCERN

     On December 15, 1998, First Entertainment, Inc. changed its state of incorporation from Colorado to Nevada and changed its name to First Entertainment Holding Corp. (the "Company" or "FEHC"). The change was effected by a merger of First Entertainment, Inc. into First Entertainment Holding Corp, a newly formed Nevada Corporation. Upon completion of the merger, the Colorado Corporation ceased to exist. The transaction was accounted for on a basis similar to a pooling of interests with no change in the historical financial statements of the Company. The newly formed Corporation had no operations prior to the merger.

     The Company was originally incorporated as a Colorado corporation on January 17, 1985. The Company and its subsidiaries are involved in entertainment through several media. Its live entertainment segment owns and operates a comedy club in Denver, Colorado. Its radio station, 100.7 "The Fox", operates in Gillette, Wyoming. In January 1998, the Company discontinued its retail segment operations.

     During the period from inception (January 17, 1985) to December 31, 1999, the Company incurred cumulative net losses of approximately $19,009,000. Additionally, as of December 31, 1999,the Company had an excess of current liabilities over current assets of approximately $1,537,000 and is in default on certain notes payable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is dependent upon obtaining additional financing, and/or extending its existing debt obligations, and/or obtaining additional equity capital and ultimately achieving profitable operations. The Company has no arrangements in place for such equity or debt financing and no assurance can be given that such financing will be available at all or on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the interests of the Company's shareholders as well as warrants and options holders.

     Management's plans with regard to the Company's ability to continue as a going concern include continued raising of equity financing in the U.S. and/or international markets, restructuring of its debt obligations and undertaking mergers or acquisitions to improve market share or operational synergies and improving efficiency of operations. Specifically, management intends to increase revenues through its internet subsidiary. The Company received proceeds from the sale of common and preferred stock, and the exercise of common stock warrants and options, of approximately $690,000 during the year ended December 31, 1999.

     Currently, the Company does not have sufficient revenues to generate income from operations; therefore, it is necessary for the Company to increase revenues either by expansion or by acquisition or significantly reduce its operating costs. The Company has been able to issue stock for management and accounting services, thereby reducing the need for cash to pay for operating expenses. The value of services paid by issuance of stock was approximately $1,044,000 for the year ended December 31, 1999. Net cash used in operations was approximately $460,000 for the year ended December 31, 1999. The Company may not have sufficient cash for use in operations through December 31, 2000.

If the Company is unable to obtain sufficient funds to satisfy its cash requirements, it may be forced to curtail operations, dispose of assets or seek extended payment terms from its vendors. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE B  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The Company owns the following subsidiaries:

Name of Subsidiary                        Percentage Owned
Quality Communications, Inc.               100%
First 2 Market, Inc.                       100%
First Films, Inc.                           80%
Global Internet Corp.                     50.3%
The Best of As Seen on TV, Inc.             58%
W3, Inc.                                   100%

The minority interest in First Films, Inc., Global Internet Corp., and The Best of As Seen on TV, Inc. has been reduced to zero due to losses in the respective subsidiaries. First Films, Inc. owns 100% of Comedy Works, Inc. and Comedy Core, Inc. Cumulative losses applicable to the minority interest in these subsidiaries exceed the minority interest in the equity capital of these subsidiaries. Such cumulative excess (and any further losses applicable to the minority interests are charged against the Company's interest), as there is no obligation of the minority interest to make good such losses. Current and future earnings in those subsidiaries are credited to the extent of such losses previously absorbed by the Company.

All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents
   The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  Inventories
  Inventories are stated at the lower of cost or market value (first-in, first-out basis). Inventories are comprised of liquor and related supplies.

Property and Equipment
   Production equipment, furniture and other equipment are recorded at cost and depreciated using straight-line and declining balance methods over the estimated useful lives of the assets, ranging from three to fifteen years. These methods approximate economic service value expiration of the assets.

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

License, Goodwill and Intangibles
   Broadcast licenses, goodwill and intangibles, recorded at cost, are amortized on a straight-line basis over periods of 10 to 20 years.

Periodically the Company reviews the recoverability of its intangible assets based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the intangible assets. Should the aggregate future cash flows be less than the carrying value, a write-down would be required measured by the difference between the discounted future cash flow and the carrying value of the intangible assets under Statement of Financial Accounting Standards 121 (SFAS 121).

Software Costs
   The Company utilizes American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for internal Use" to account for software costs. In accordance with SOP 98-1, the Company expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in developing or obtaining internal use software. Certain related costs, such as maintenance and training, are expensed as incurred. The Company will capitalize direct costs of developing the portion of its website that will be used for internal corporate communications. Capitalized software costs will be amortized over a period of not more than 3 years after the software is placed into operation. Capitalized software costs are subject to impairment evaluation in accordance with SFAS 121.

Long Lived Assets
   Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected undiscounted future cash flow from the use of the assets and their eventual disposition is less than the carrying amount of the assets, an impairment loss is recognized and measured using the asset's fair value or discounted cash flows.

Income Taxes
   The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Deferred Compensation
   Deferred compensation results from granting stock options under agreements with vesting terms extending beyond one year. Deferred compensation is initially offset against stockholders' equity and amortized to expense over the term of the related agreement.

Stock Award and Stock Option Plans
   The Company grants common stock and stock options to employees and non-employees. The Company applies Accounting Principles Board (APB) Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and related Interpretations in accounting for all stock option plans. Following the guidance of APB 25, compensation cost has been recognized for stock options issued to employees and directors as the excess of the market price of the underlying common stock on the date of the grant over the exercise price of the Company's stock options on the date of the grant.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

In certain instances, the Company issues common stock for invoiced services, to pay creditors and in other similar situations. Payments in equity instruments to non-employees for goods or services are accounted for by the fair value method, which relies on the valuation of the service at the date of the transaction, or public stock sales price, which ever is more reliable as a measurement.

The Financial Accounting Standards Board (Board) issued an Exposure Draft, Accounting for Certain Transactions involving Stock
Compensation. In the exposure draft, the Board concluded that APB 25 applies only to compensation that involves stock of the employer corporation issued to officers and other employees of the corporation. APB 25 does not apply to compensation that involves stock options or awards granted to independent members of an entity's board of directors. However, at an August 11, 1999 meeting, the Board decided to permit APB 25 accounting treatment to options granted to outside directors for their services as directors, provided those options meet the criteria in APB 25.

     In applying the provisions of these pronouncements, the Company initially relied on the guidance presented in the Exposure Draft. Accordingly the Company recorded deferred compensation and compensation expense for options issued to non-employee directors under SFAS 123. As a result of the reversal of the Board's initial position, the Company is restating its quarterly financial statements to account for stock options issued to non-employee directors under APB 25. The effect of the change is to reduce previously reported selling, general and administrative expenses and net loss by approximately $318,000 for the three quarters ended September 30, 1999.

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

   Notes Payable
    These notes substantially bear interest at a floating rate of interest based upon the lending institutions' prime lending rates. Accordingly, the fair value approximates their reported carrying amounts at December 31, 1999 and 1998.

   Mortgage Notes
    Estimates are based upon current market borrowing rates for loans with similar terms and maturities.

The estimated fair values of the Company's financial instruments for continuing operations are as follows:

                                   December 31, 1999   December 31,1998
                                  Carrying    Fair   Carrying    Fair
Financial Liabilities            Amount     Value     Amount     Value
Notes Payable and
  Mortgage Notes             $1,166,529  $1,166,529 $1,181,083
$1,181,083

Revenue Recognition
Broadcast and ad fees are recorded as revenue when the broadcast or ad is aired. Live entertainment revenues are recognized at the time of the performance, generally nightly. Retail sales are recognized at the time the merchandise is sold, net of returns.

The Company recognizes revenue on website design projects based on hourly billing and/or on a percentage of completion method for fixed bid projects. The Company's customers may elect to update and/or expand their websites and clients are billed monthly on a time and materials basis for these services. Additional sources of ongoing revenue may include revenue from sale of merchandise over customers' websites and revenue from the hosting and maintenance of client websites. The Company receives and records a percentage of gross revenue from merchandise and service sales immediately upon completion of these sales.

Deferred revenues primarily represent billings on projects that are deferred initially, and recognized ratably over the term of the contracts earned. Revenues on percentage-of-completion projects are recognized in the ratio that costs incurred bear to total estimated contract costs. Changes in job performance, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

In determining percentage-of-completion, contract costs include all labor costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred.

Profits on short-term contracts are recorded upon substantial completion of each contract. Revenues from time and material contracts are recognized as the work is performed.

At the time a loss on a contact becomes known, the entire amount of the estimated loss on both short and long-term contracts is accrued.

An asset, "costs and estimated earnings in excess of billings on uncompleted contracts," would represent revenues recognized in excess of amounts billed. The liability, "billings in excess of costs and estimated earnings on uncompleted contracts,"would represent billings in excess of revenues recognized. No amounts have been recorded due to their nominal value.

Net Loss Per Share
As of December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. For the years ended December 31, 1999 and 1998, stock options and stock warrants were not included in the computation of diluted earnings per share because their effect was anti-dilutive; therefore, basic and fully diluted earnings per share are the same for those years.

Use of Estimates
The preparation of these consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expense during the reporting periods. Actual results could differ from those estimates.

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

Reclassifications
Certain balances in the prior year consolidated financial statements have been reclassified in order to conform to the current year presentation. The reclassifications had no effect on financial condition or results of operations.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) is effective for financial statements with fiscal years beginning after December 15, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS 130 for 1999; the adoption did not have any effect on the Company's its financial position or results of operations.

Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131) is effective for financial statements with fiscal years beginning after December 15, 1998. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of interim and annual periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, geographic areas in which they operate and their major customers. The Company adopted SFAS 131 in 1999; the adoption did not have any effect on the Company's financial position or results of operations.

Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other Post Retirement Benefits" (SFAS
132) is effective for financial statements with fiscal years beginning after December 31, 1998. The new standard revises employers' disclosures about pension and other post retirement benefit plans but does not change the measurement or recognition of those plans. SFAS 132 standardizes the disclosure requirements for pensions and other post retirement benefits, requires additional information on changes in the benefit obligations and fair values of the plan assets that will facilitate financial analysis, and eliminates certain disclosures previously required but no longer useful. The Company adopted SFAS 132 in 1999; the adoption did not have any effect on the Company's financial position or results of operations.

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) is effective for fiscal years beginning after June 30, 1999. SFAS 133 establishes standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. The Company adopted SFAS 133 in 1999; the adoption did not have any effect on the Company's financial position or results of operations.

Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage Backed Securities Retained after the Securitization of Mortgage Loans Held by Mortgage Banking Enterprises" (SFAS 134) is effective for the fiscal quarter beginning after December 15, 1999. SFAS 134 establishes new reporting standards for certain activities of mortgage banking enterprises that conduct operations that are substantially similar to the primary operations of mortgage banking enterprises. Management believes the adoption of this statement will have no impact on the Company's consolidated financial statements.

NOTE C  ACQUISITIONS

All That Media
In June 1999, the Company acquired a newly formed development company called "All That Media". The consideration for the acquisition consisted of options given to All That Media's shareholders for 500,000 shares of the Company's common stock at $.75 per share. The options expire on October 10, 2001. The value of the options pursuant to SFAS 123 was $355,000, which has been recorded as compensation in the accompanying statement of operations as All That Media was a start-up company with no revenue, proprietary rights or any other assets for which the acquisition costs could be attributable to pursuant to APB 16.

All That Media was a company that specialized in rich media development, internet portal development and internet advertising. Prior to acquisition, the Company had contracted with the All That Media for web site development, internet portal development and internet advertising for the various new internet businesses the Company intended to commence.

In June 1999, the Company acquired a start-up retail website development company called EDRON Associates by issuing options to its shareholders to purchase 300,000 shares of common stock of the Company at $1.03 per share. The options are exercisable for a period of two years. While EDRON was a start-up company with little revenue, it had significant relationships with local internet service providers for hosting and site development. The value of the options pursuant to SFAS 123 was $102,000, which has been recorded as compensation in the accompanying statement of operations as EDRON was also a start-up company with no revenue, proprietary rights or any other assets for which the acquisition costs could be attributable to pursuant to APB 16.

Concurrent with the acquisition of EDRON the Company formed a new entity called First 2 Market, Inc. (F2M) and both EDRON and All That Media were merged into F2M. The value of the options to acquire EDRON pursuant to SFAS 123 was $152,400 of which $114,300 has been recorded as compensation in the accompanying statement of operations and $38,100 has been recorded as deferred compensation in the accompanying balance sheet. EDRON was a start-up company with little revenue and no proprietary or intangible assets for which the acquisition costs could be attributable to pursuant to APB 16.


NOTE D  DISCONTINUED OPERATIONS

In January 1998, the Company determined to discontinue the operations of "The Best of As Seen on T.V." (ASOTV) due to losses and lack of working capital to further develop the concept. Revenues from discontinued operations were $54,300 for 1998.
Summarized balance sheet data for the discontinued operations as of December 31, 1998 is as follows:

                                                      1998
Total assests-cash                                   $ 1,246
Total liabilities-current                            (58,551)
---------------------------------------------------------------------
Net assets (liabilities) of
Discontinued operations                             $(57,305)
=====================================================================

The remaining liability as of December 31, 1999 is included in accounts payable in the accompanying consolidation balance sheet.

NOTE E   NOTES PAYABLE AND LONG-TERM DEBT

The Company is in default under the terms of approximately $376,000 of its debt obligations for non-payment. Substantially all of the Company's assets are pledged as collateral to one or more debt obligations. Notes that are in default are classified as current liabilities. Notes payable and long-term debt is summarized as follows:

 December 31,                                     1999            1998
   Notes payable, First National Bank Gillette (1)$ 455,165      $ 380,483
   Note payable to the State of Wyoming(2)          300,000        300,000
   Notes payable, lessor(3)                         141,607              -
   Mortgage note payable(4)                         134,716        139,947
   Mortgage note payable(5)                          52,646         53,243
   Note payable, creditor (6)                        19,224         19,224
   Notes payable, litigation(7)                           -        231,501
   Various notes payable,individuals and companies(8)63,171         56,685
----------------------------------------------------------------------------
                                                  1,166,529      1,181,083
Less current portion                                924,453        993,384
----------------------------------------------------------------------------
Long-term debt                                  $   242,076     $  187,699
============================================================================

Future maturities of debt as of December 31, 1999 are as follows:

   2000         $   922,953
   2001              32,256
   2002              32,356
   2003              32,456
   2004              32,556
Thereafter          113,952
---------------------------
Total           $ 1,166,529
===========================

(1) The Notes payable to First National Bank of Gillette are renewed annually in November. Currently, the notes bear interest at 9% per annum and require monthly principal and interest payments of $8,857. The notes are collateralized by substantially all the assets of the radio station in Gillette, Wyoming except for the real estate.

(2) In February 1989, the Company borrowed $300,000 from the State of Wyoming for the purpose of purchasing equipment and inventory and to provide working capital necessary to establish a video duplicating facility. As of December 31, 1999, the Company had not yet established an operating duplicating facility and was in violation of several of the compliance requirements of this note. Although the note, by its original terms, was not due until March 1, 1999, the State of Wyoming deemed the note to be currently due as a result of the violations of the compliance requirements. The note, with default interest at 16.5 percent, is due in daily installments of $150, and is collateralized by the Company's master tape library. No principal and interest payments have been made nor has the State of Wyoming demanded payment on the note.

(3) Note payable, lessor of the comedy club facility. The $150,000 note payable bears interest at 12% and is due in 108 monthly installments of $2,278 commencing February 1, 1999.

(4) Note payable, trust; interest at 9.5%; monthly principal and interest of $1,500; final payment due October 2012; collateralized by real property.

(5) Note payable to mortgage company; interest at 8.015% per annum; monthly principal and interest payments of $403 for 59 months with a balloon payment of $52,300 due May 15, 2000; collateralized by real estate.

(6)   Note payable to a trade creditor dated October 21, 1993;
interest at 10 percent; due on May 1, 1996; collateralized by the Company's master tape inventory and subordinated to previously filed liens.

(7) Notes payable due to two individuals in connection with litigation settlements. A note, originally for $125,000 and carrying interest at 9.5% per annum, was due March 31, 1999 and was secured by two parcels of land in Gillette, Wyoming on which the Company's radio station operations are located. The second note, originally for $150,000, bears interest at 10% per annum and is payable in installments of $25,000 for the first month and $5,000 per month thereafter until July 15, 1999 at which time all unpaid principal and interest are due. This note was secured by the stock of the Company's wholly owned subsidiary, Quality Communications, Inc, which operates the Company's radio station. These notes were paid during 1999.

(8) Various notes payable in default; due to various individuals, companies and related parties, with interest rates ranging from 10 to 21 percent per annum.

The weighted average interest rate on short-term borrowings was 12.40% and 13.49% for 1999 and 1998, respectively.

NOTE F  STOCKHOLDERS' DEFICIT

Common Stock
     The Company has authorized capital stock consisting of 50,000,000 shares of common stock, $.008 par value and 5,000,000 shares of preferred stock, $.001 par value. The Board of Directors has the authority to issue preferred shares in series and to determine the rights and preferences of each series.

     During 1999 and 1998, the Company issued 1,298,665 and 1,116,016 shares of common stock for consulting and other services valued at $1,044,034 and $339,743 (including $268,000 and $225,000 in services from related parties, respectively). The average price per share was $0.80 and $0.36, respectively. Through February 28, 2000, the Company issued an additional 179,741 shares of common stock for compensation and consulting services valued at approximately $236,000.

      During 1999 and 1998, the Company sold 280,000 and 771,667 shares of restricted common stock in a private placement offering resulting in net proceeds of $220,000 and $168,000, respectively. During 1999 and 1998, the Company also received $797,048 and $100, respectively, from the exercise of 1,145,000 and 100 common stock options and warrants.

Preferred Stock
     A total of 1,500,000 shares of preferred stock have been designated as Class A, 7% cumulative, non-participating convertible preferred stock, and had a mandatory redemption on November 18, 1996. As of December 31, 1999 the holders of the Class A Preferred Stock have not demanded redemption. The liquidation preference is approximately $15,000. Each Class A share may be converted into two shares of common stock. The Class A Preferred Stock has not been redeemed as of December 31, 1999. At December 31,1999, 10,689 shares of Class A preferred are outstanding.

      A total of 1,000,000 shares of preferred stock has been designated as Class B, 6% cumulative dividend, paid quarterly, if and when declared, redeemable by the Corporation at face value and each share of class B is convertible into 12.5 shares of common stock. The rights of the Class B shares were subordinated to Class A shares.

      In 1998, the Company sold 16,000 shares of Class B Convertible Preferred Stock. During 1999, the remaining outstanding Class B Preferred Stock was converted into common stock. As a result, there are no shares of Series B Preferred Stock outstanding as of December 31, 1999.

     A total of 1,000,000 shares of preferred stock has been designated as Class C, non-dividend and each share is convertible into common stock at a conversion price equal to the average 30 day bid price of the common stock on the date of conversion. The rights of the Class C shares shall be subordinate to Class A and Class B shares. At December 31, 1999, no shares of Class C Preferred stock are outstanding.

Common Stock Options
     In June 1994, the Company adopted a Non-Qualified Stock Option Plan, under which the Company's Board of Directors are authorized to issue options to purchase up to 62,500 shares of the Company's common stock to qualified employees, officers and directors of the Company. The option price may be changed at the discretion of the Board of Directors. No options have been issued under this plan. During 1999 and 1998, the Company issued other non-qualified stock options to non-employees under terms and at prices deemed appropriate by the Board of Directors.

     In March 1999 the Board of Directors authorized the issuance of options to the president, each member of the Board of Directors and a consultant to purchase up to 3,050,000 shares of common stock at prices ranging from $.21 per share to $.53 per share. The exercise price was equal to the closing bid price for the Company's common stock on the date of the grant. The exercise of options for 1,200,000 shares was contingent on the closing bid price of the Company's common stock of at least $1.00 on the last trading day for 1999 and the exercise of options for 950,000 shares was contingent upon the execution of two separate definitive agreements by December 31, 1999. In September 1999, the Board of Directors determined to cancel 2,075,000 options issued in March 1999 as anticipated agreements were not completed and the number of options granted were too high. There is no effect on the Company's consolidated financial statements as the related amounts are only required to be disclosed in the pro forma information provided below. Mr. Goldberg, a director, opposed this resolution by the Board. Mr. Goldberg's counsel has stated that it is Mr. Goldberg's position that the Company does not have the right to cancel options previously issued to Mr. Goldberg and that Mr. Goldberg does not intend to relinquish those options. Of the total 2,075,000 options cancelled, 1,000,000 were issued to Mr. Goldberg.

     Also in March 1999, the Company issued options to purchase 100,000 and 300,000 shares of common stock at $0.21 and $0.51 per share, respectively, to third party individuals. The exercise price was equal to the closing bid price for the Company's common stock on the date of grant.

     In May 1999, the Board of Directors authorized the issuance of stock options to each member of the Board of Director as Director compensation. Each Director received options to purchase 250,000 shares of common stock at $1.34 on January 1, 2000, January 1, 2001 and January 1, 2002 (a total of 3,000,000 options). For the options to vest, each current Director must be a Director on the anniversary dates noted above. In August 1999, a new director was elected to the Board of Directors and he was granted options to purchase 250,000 shares of common stock at $1.94 per share on January 1, 2000, 2001 and 2002. On January 4, 2000, the Directors cancelled these options in exchange for options to purchase 50,000 shares until January 4, 2003. These options are exercisable at $0.61 per share, which was the closing price on the date of grant. Two Directors agreed to this request; Mr. Goldberg did not. There is no effect on the Company's financial statements as a result of the issuance and cancellation of these options as the related amounts are disclosed in the pro forma information provided below.

     Also in May 1999, the Company issued options to purchase 100,000 and 500,000 shares of common stock at $1.50 and $0.75 per share, respectively in exchange for consulting services. The services related to the 500,000 options were never provided and the options cancelled.

     As disclosed earlier, in June 1999 the Company granted options to purchase 500,000 and 300,000 shares of common stock at $0.75 and $1.03 in the acquisition of All That Media and EDRON, respectively.

     Also in June 1999, the Company granted options to purchase
500,000 shares at $0.83 per share through December 31, 2000 to a consulting entity. The services related to the 500,000 options were never provided and the options cancelled.

     In July 1999, the Company granted options to purchase 200,000 shares at $1.59 per share through July 1, 2004 to the Company's
Secretary and another employee. These options were canceled on January 4, 2000 and replaced with new options to purchase 50,000 shares at $0.61 per share for three years.

     On July 7, 1999 the Company signed an agreement with Coleman and Company Securities, Inc. (Coleman) to act as the Company's exclusive investment advisor, exclusive private placement agent and investment banker for a period of one year. As compensation for these services Coleman received options to purchase 500,000 shares of the Company's common stock at $.875 per share and would receive a commission of 13% for any public or private placement financing. The options are exercisable for a period of five years and would have certain registration rights for a period of two years. In addition, Coleman would earn a fee in connection with a merger, acquisition or sale of the Company.

     Also in July 1999, the Company issued options to purchase 100,000 shares of common stock at $1.63 to an unrelated entity as compensation. The exercise price was equal to the closing bid price for the Company's common stock on the date of grant.

     Also on January 4, 2000, options to purchase 250,000 shares of common stock at $0.61 were granted to the three officers who are also directors. These options expire on January 4, 2005. Of this total, 50,000 options become exercisable when the average closing price of the stock is at least $2.25 for 10 consecutive days. Another 75,000 become exercisable when the Company achieves annual revenues of $4,250,000. The remaining 125,000 options vest when the Company achieves earnings per share of $0.05 per share. (unaudited)

     Also on January 4, 2000, 3,375,000 options were granted to officers that become exercisable only in the event of a change in control of the company. These options are exercisable for $0.61 per share. (unaudited)

     On January 25, 2000, the Directors approved the grant of options for 75,000 shares each to three Directors and 56,250 shares each to two officers. The exercise price of these options is $1.33, the closing price of the Company's common stock on the date of grant. These options are exercisable thorough January 25, 2005 and vest only if the common stock trades at a price of $4.50 or higher for 10 consecutive days between January 25, 2000 and July 1, 2001. (unaudited)

     Also on January 25, 2000, options to purchase 100,000 shares were granted to an outside director. These options vest at the rate of 25,000 shares per quarter during 2000. The exercise price is $1.33 per share. (unaudited)

The following is a summary of the number of shares under option:

                                              Weighted Average
                                   Non-Qualifying   Exercise
Expiration
                                   Stock Options     Price       Dates
Balance, January 1, 1998            109,375          $ 2.91    1999-2002
  Granted                           300,000            0.41         1999
  Expired/Rescinded                  (9,375)                        1999
------------------------------------------------------------------------
Balance, December 31, 1998          400,000            0.52    1999-2002
------------------------------------------------------------------------
  Granted                        10,200,000            0.83         2005
  Exercised                        (732,500)           0.41         1999
  Expired/Rescinded              (3,105,000)           0.83         1999
------------------------------------------------------------------------
Balance December 31, 1999         6,672,500          $ 0.96    1999-2004
------------------------------------------------------------------------
  Granted (unaudited)             5,287,500            1.00
  Expired/Rescinded (unaudited)  (3,200,000)           1.34
------------------------------------------------------------------------
Balance January 25, 2000
(unaudited)                       8,850,000          $ 0.98    1999-2002
========================================================================

The following table summarized information about stock options outstanding and exercisable as of December 31, 1999:

                                             Weighted
                                             Average                 Weighted
    Range of                    Number       Remaining               Average
 Exercise Prices           Outstanding &     Contractual             Exercise
   From          To        Exercisable       Life in Years           Price
$0.21          $  0.21     1,337,500         2.00                    $ 0.21
$0.75          $ 0.875     1,000,000         3.00                    $ 0.81
$1.00          $  1.03     3,300,000         4.50                    $ 1.00
$1.59          $  2.00     1,125,000         4.50                    $ 1.85
---------------------------------------------------------------------------
                           6,762,500         4.00                    $ 0.96
===========================================================================

Options issued to non-employees in 1999 and 1998 resulted in compensation expense of $797,048 and $66,888, respectively.

Common Stock Purchase Warrants
In connection with a settlement agreement between the Company and Balzac, Inc, a warrant was issued to Balzac to purchase 500,000 shares of the Company's common stock at $1.00 per share. The warrant, issued at fair market value, is exercisable for a period of five years and expires April 2002. The issuance of these warrants to Balzac resulted in compensation expense of $315,453 in 1998 under SFAS 123. In 1999, Balzac exercised their option to purchase 100 shares of common stock.

In connection with the private sale of Class B convertible preferred stock, the Company granted to the Underwriter a warrant to purchase 300,000 shares of the Company's common stock at $1.00 per share. The warrant, issued at fair market value, was for consideration of future consulting services and expired in July 1999. The issuance of these warrants to the Underwriter resulted in compensation expense of $33,434 in 1998 under SFAS 123.

In connection with the acquisition of Global Internet on May 1, 1997, Global Casino was issued warrants to purchase 1,500,000 shares of common stock of the Company for $1.00 per share. The warrants expire on May 1, 2002.

In addition, the two officers of Global Internet have the option, for a period of five years, to exchange any or all of their 600,000 shares of common stock of Global Internet into the Company's common stock at a rate of one share of the Company's for four shares of Global Internet. In addition, for each share exchanged, the officers of Global Internet will receive one warrant to purchase one share of the Company's common stock at $1.25 a share.

The Company has elected to continue with the accounting treatment for stock options and warrants issued to employees under APB 25, which is an intrinsic value-based method, and has adopted SFAS 123, which is a fair-value based method of accounting for stock options for stock options issued to non-employees and for disclosure purposes. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions, dividend yield of 0%, expected volatility of approximately 110%, risk free interest rate of 6%, and expected lives of 5 years for the stock award. If compensation costs had been determined based on the fair value at the grant date for stock option and stock warrant grants to employees, consistent with the method in SFAS 123, the Company's net loss from continuing operations and net loss per share from continuing operations would have increased as indicated below for the years ended December 31, 1999 and 1998:


                                                         1999         1998
Net (loss) from continuing operations, as reported    ($2,525,399)   ($782,085)
Net (loss) from continuing operations, pro-forma      ($4,897,294)   ($848,973)
   Net (loss) per share, continuing operations,
       basic and diluted, as reported                      ($0.23)      ($0.10)
   Net (loss) per share, continuing operations,
       basic and diluted, pro-forma                        ($0.44)      ($0.11)


NOTE G   INCOME TAXES

The tax effects of temporary differences and carryforward amounts that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1999 and 1998 are:

                                                   1999             1998
Deferred tax assets:
 Net operating loss carryforwards               $  4,831,000      $ 4,159,000
 Property, equipment, other assets, net              (12,000)          (8,000)
 Discontinued operations                                   -          (15,000)
 Other                                                10,000           24,000
------------------------------------------------------------------------------
Total gross deferred tax assets                    4,829,000        4,160,000
Less valuation allowance                          (4,829,000)      (4,160,000)
------------------------------------------------------------------------------
Net deferred tax assets                          $         -       $        -
==============================================================================

A valuation allowance has been recorded equal to the net deferred tax asset, as management was not able to determine if it is more likely than not that the deferred tax assets will be realized.

The valuation allowance increased $669,000 in 1999 and $541,000 in 1998.

The following summary reconciles the income taxes at the statutory rate of 37% in 1999 and 1998 with the actual taxes:

                                                                 1999       1998
 Benefit computed at the statutory rate-continuing operations $(669,000) $(232,000)
 Discontinued operations                                              -     (7,000)
 Valuation allowance                                            669,000    239,000
-----------------------------------------------------------------------------------
  Provision for income taxes                                  $       -  $       -
===================================================================================

As of December 31, 1999, net operating loss carryforwards were approximately $12,880,000. Utilization of certain portions of this amount is subject to limitations under the Internal Revenue Code.
Carryforward amounts expire at various dates through 2014.


NOTE I   RELATED PARTY TRANSACTIONS

The Company outsources substantially all administrative, management and accounting functions to a company wholly-owned by a current director of the Company. Monthly fees for such services were $21,000 for the period January 1, 1998 through August 31, 1999; thereafter the fees were reduced to $14,000. Total annual fees paid by cash and by the issuance of common stock for 1999 and 1998 were approximately $225,000.

Another entity, 43% of which is owned by the same director, performs other administrative functions for the Company on an as-needed, hourly basis. The Company also leases computer equipment from the related entity and has amounts due to this entity of $5,580 as of December 31, 1999.

In 1998, Mr. Goldberg was advanced approximately $25,000 that was being repaid in monthly repayments of approximately $1,000 with a balance of $10,710 as of December 31, 1999. Also as of December 31, 1999, Mr. Goldberg is in possession of certain of the Company's equipment with an approximate net book value of $9,000. Additionally, the Company has recorded a separate receivable of $3,314 due from Mr. Goldberg. See also the discussion in Note F related to options issued to Mr. Goldberg and later canceled by the Board of Directors. Mr. Goldberg's counsel has stated that it is Mr. Goldberg's position that the Company does not have the right to cancel options previously issued to Mr. Goldberg and that Mr. Goldberg does not intend to relinquish those options.

NOTE J   COMMITMENTS

  Lease Commitments
The Company has long-term operating lease agreements for office space, building and certain equipment. Future minimum lease payments required under long-term leases in effect at December 31, 1999 are as follows:

                 Minimum Rent                 Sublease            Net
2000              $ 183,913                 $ 81,888             $ 102,026
2001                176,979                   81,888                95,091
2002                134,104                   54,592                79,512
2003                 68,220                        -                68,220
2004                 68,220                        -                68,220
Thereafter          204,660                        -               204,660
---------------------------------------------------------------------------
Total             $ 836,096                 $218,368              $617,729
===========================================================================


Rent expense for continuing operations was $221,276 and $191,795 in 1999 and 1998. Sublease rentals were $91,920 in 1999 and $27,296 in 1998. Rent expense for discontinued operations was $7,449 in 1998.

Commencing September 1998 the Company subleased its executive space under the terms of a four-year sublease. The Company has not been relieved of its primary obligation due under the original lease with the lessor. Monthly payments due under the lease are $6,394. The sublease requires payments of $6,824 per month for 48 months commencing September 1, 1999. Both the primary lease and the sublease expire August 2002.


NOTE K   LITIGATION

The Company knows of no litigation pending, threatened, or contemplated, or unsatisfied judgments against it, or any proceedings of which the Company or any of its subsidiaries is a party, except as specified below. The Company knows of no legal actions pending or threatened, or judgment entered against any of its officers or directors or any of its subsidiaries in their capacities as such, except as specified below. However, the Company has a dispute with Mr. Goldberg, as discussed in Note I.


NOTE L  OTHER BUSINESS DEVELOPMENTS

Balzac, Inc.
In April 1996, the Company acquired certain assets from Balzac, Inc., ("Balzac") a private company, which manufactures and distributes toys, including a product line of toy balls. The assets and rights acquired consisted of an exclusive license for Australia, inventory of Balzac toys and various other rights.

During 1996, a dispute arose between the Company and Balzac and Balzac asserted a violation of the Purchase Agreement obligation under the Licensing Agreement.

In April 1998, Balzac and the Company entered into an agreement whereby Balzac would buy back the Australian Licensing Agreement for $800,000 and would repay the Company $200,000 which was the difference between the value of the seized inventory and the obligation under the licensing agreement. The $1,000,000 was to be repaid over forty months at 8% per annum. The $1,000,000 was to be repaid to the Company through the sale, by Balzac, of 1,000,000 of the Company's shares of common stock owned by Balzac.

The ability of Balzac to sell all 1,000,000 shares held by Balzac at a price of $1.00 to repay its obligation was determined by management to be unlikely. As of December 31, 1997 the note receivable from Balzac was determined to be impaired and was written down to its net realizable value of $81,344 resulting in an impairment loss of $902,018. As of December 31, 1998, the note receivable was determined to be further impaired and was written down to its net realizable value of $42,000 resulting in a loss of $39,340. In early 1999, Balzac informed the Company that it had filed Chapter 11 Bankruptcy proceedings. Management determined the note receivable was unlikely to be collected and the remaining $42,000 was written off as of December 31, 1998. Pursuant to a Bankruptcy Court Order dated April 13, 1999 Balzac sold 885,000 shares of the Company's common stock between May 1999 and July 1999 receiving proceeds of approximately $2,056,000.

In February 2000, management of the Company reached an agreement with Balzac to settle these disputes. Pursuant to this agreement, which has been approved by approved by the Bankruptcy Court, Balzac paid the Company $358,000 in cash and the Company issued Balzac options to purchase 200,000 shares of the Company's common stock at $2.00 per share, 310,000 shares of common stock at $1.00 per share, and 65,000 shares at $1.40 per share. These options expire three years after issuance.

Uproar Entertainment
In May 1999 the Company entered into an agreement with Uproar Entertainment (Uproar) for the production and maintenance of a web site and the sale of Uproar products on the web site. The Company shall design and construct, at its own expense, a web site and provide hosting and marketing for the site and will offer Uproars products for sale. Uproar will be responsible for fulfilling and shipping all sales order generated through the web site. The Company will pay $8.00 per CD and $6.00 per cassette ordered to Uproar. The Company will receive all proceeds from the sale of products on the web site and remit to Uproar on a monthly basis the cost of products sold. The agreement shall be for a period of five years and is renewable by mutual consent of both parties.

W3, Inc.
The Company formed W3, Inc. as a wholly-owned subsidiary, to acquire and operate a radio station in Lead, South Dakota. In February 2000, the Company agreed to issue 252,818 shares of restricted common stock to be held in escrow as security for a $280,000 note payable. The note payable was part of the $300,000 consideration in exchange for the licenses, rights and certain other assets. The station is not yet operating. The note, which has no stated interest rate, is payable in monthly installments of $1,556 beginning in March 2000.


NOTE N  SEGMENT INFORMATION

Financial information by industry segments for the years ended
December 31, 1999 and 1998 is summarized as follows:

                                        Video (2)            Live          Other
                            Radio      Internet(2)      Entertainment   Segments
FOR THE YEAR ENDED
   DECEMBER 31, 1999
  Revenue                  $835,596     $ 23,112        $ 1,668,529   $       -
  Revenue, affiliates           -           -                     -     163,956
  Operating income (loss)
   from continuing
   operations               228,685     (705,833)           163,297  (2,117,229)
  Identifiable assets     1,177,387       73,505            601,503   1,060,981
  Depreciation and
   Amortization              76,344        2,832             27,828      23,225
  Capital expenditures       26,956       30,010            177,601       4,055
  Interest Expense           48,069          120             22,293      43,880

FOR THE YEAR ENDED
   DECEMBER 31, 1998
  Revenue unaffiliated     $804,004         $213        $1,365,262    $       -
  Revenue, affiliates                                                   175,956
  Operating income (loss),
   continuing operations    173,883          169           211,336   (1,025,051)
  Total assets            1,240,090      960,980           444,095    1,272,840
  Depreciation and
    Amortization             78,619            -             6,597       18,944
  Capital expenditures        3,705       24,049                 -            -
  Interest Expense           50,417       23,771             4,316       26,221

                                      Eliminations              Consolidation
FOR THE YEAR ENDED
   DECEMBER 31, 1999
  Revenue                             $        -                $ 2,527,237
  Revenue, affiliates                   (163,956)                         -
  Operating income (loss)
   from continuing
   operations                                  -                 (2,431,080)
  Identifiable assets                 (1,259,719)                 1,653,657
  Depreciation and
   Amortization                                -                    130,229
  Capital expenditures                         -                    238,622
  Interest Expense                             -                    114,362

FOR THE YEAR ENDED
   DECEMBER 31, 1998
  Revenue unaffiliated                      (213)              $ 2,169,266
  Revenue, affiliates                   (175,956)                        -
  Operating income (loss),
   continuing operations                    (169)                 (639,832)
  Total assets                        (2,398,155)                1,519,850
  Depreciation and
    Amortization                                -                   104,160
  Capital expenditures                          -                    27,754
  Interest Expense                              -                   104,725

(1) Other segments represent the operations of the parent company, which is primarily responsible for incurring general and administrative expenses. Identifiable assets are essentially investments in subsidiaries, which are eliminated in consolidation.

(2) The Company had no video operations in 1999. Its Internet operations started in 1999. The amounts for the year ended December 31, 1998 pertain to the video segment; the amounts included for the year ended December 31, 1999 pertain to the internet segment.





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

                                          Tenure as Officer
Name              Age   Position          or Director
Doug Olson        50   President, Chief   February 1999 to present
                       Operating Officer
                       And Director

Howard Stern      44   Chief Executive    February 1999 to present
                       Officer, Chairman of
                       The Board, and
                       Director

Wende Curtis      35   Secretary          February 1999 to present

A.B. Goldberg     51   Director           April 1993 to present

Michael Marsowicz 36   Chief Technology   August 1999 to present
                       Officer and Director

Philip Puccio     55   Director           October 1999 to present

William Rubin     38   Director           November 1998 to present

Daniel Stansky    52   Chief Financial    December 1999 to present
                       Officer

All of the Directors' terms expire at the next annual meeting of shareholders or when their successors have been elected and qualified. The Officers of the Company serve at the pleasure of the Board of Directors.

The following sets forth background information concerning the above Directors and Executive Officers:

   Douglas Olson has served as our President since August 1999, as Chief Operating Officer since November 1999, and as a director since February 1999. Mr. Olson previously served as our President and a director from March 1993 to February 1995 and as Chief Executive Officer from August 1999 until November 1999. Since February 1995, Mr. Olson has been the President and owner of Creative Business Services, Inc., which provides accounting and management information services. We outsource our accounting function to Creative Business.

   Wende Curtis has served as our Secretary since February 1999.
Since June 1993, Ms. Curtis also has served as the President and General Manager of our Comedy Works, Inc. subsidiary. Ms. Curtis received a B.A. degree from Colorado State University, Fort
Collins, Colorado, in 1987.

   Abraham "A.B." Goldberg has served as a director since April 1998. From February 1995 until August 1999, he served as President and Chief Executive Officer. Mr. Goldberg previously served as a producer of First Films and as Executive Producer and Financial Consultant since January 1987. Mr. Goldberg served as President of Harvard Financial Group, an independent investment consulting firm, from November 1976 through April 1982. Since April 1982, Mr. Goldberg has consulted with a variety of businesses, including First Films. Mr. Goldberg earned a Bachelor's Degree in Finance from the University of Colorado, Boulder, Colorado in 1969 and attended the University of Denver College of Law.

 Howard Stern has served as a Director since February 1999, as Chairman of the Board since August 1999, and as our Chief Executive Officer since November 1999. He has been in the life insurance business since his junior year in college at the University of Pittsburgh in 1975.

In July 1993, Mr. Stern joined The New York Life Insurance Company as a registered representative where he was responsible for a variety of sales, training and administrative duties and was active in product development. Mr. Stern achieved the position of Council Vice President in 1996. He achieved the position of Council President in 1998.

In October 1998, Mr. Stern ended his relationship with the New York Life Insurance Company. He then started and was employed by H. Stern Consulting as a consultant providing consulting, training and seminars for the insurance industry. He also signed a Career Agent's contract with MassMutual Life Insurance Company and was involved in selling registered and non-registered products.

   Mr. Stern has served as a consultant to several life insurance companies, both domestically and abroad, on the development of Variable Products marketing and training, and has been a featured speaker at industry functions. He is a member of the Advanced Association of Life Underwriters (AALU), National Association of Life Underwriters (NALU), Broward County Life Underwriters, and a member of the American Society of CLUs, (BCLUA).

   Mr. Stern is a panel member of the National Association of Securities Dealers (NASD) Arbitration Board. He currently is licensed in 20 states for the sale of Life Insurance and Variable Products. He is an approved insurance continuing education instructor in 48 states and in 1998 taught 8 classes nationally for the American College.

   William "Bill" Rubin has served as a director since November 1998. He has been a commercial loan officer for Enterprise Social Investment Corporation since 1992, and has served as a vice president with various financial institutions. Mr. Rubin's responsibilities included underwriting and originating construction and real estate current employment loans, workout and restructuring of real estate loans, and management of loan portfolios in excess of $150 million. Mr. Rubin earned a BBA in Finance and Accounting from Southern Methodist University in 1983. Mr. Rubin serves as a director for Assets Management.

   Michael Marsowicz has served as our Chief Technology Officer since July 1999 and as a director since August 1999. During 1998 and 1999, Mr. Marsowicz served as Chief Technology Officer for Maxnet, Inc., Virtual Financial Holdings, and the Presentation Network, all of which were involved in the technology industry. From 1995 until 1998, Mr. Marsowicz was the Chief Technology Officer of Net Health Care. Mr. Marsowicz previously served in technical support positions at New York Life from 1993 until 1995.

   Philip Puccio has served as a director since October 1999. Mr. Puccio also serves as President and Chief Executive Officer of Coleman and Company Securities, Inc., where his responsibilities include complete management of that firm and all its personnel.
Mr. Puccio has been engaged in the securities industry for over 30 years. From 1975 until 1985, Mr. Puccio served a director and Executive Vice President at Drexel, Burnham, Lambert and Company. From 1985 until 1989, Mr. Puccio served as Managing Director of World Wide Sales and Equity Trading for Dillon, Read and Co. From 1989 until 1991, Mr. Puccio served as Managing Director and Senior Vice President of World Wide Sales and Trading for Prudential Securities, Inc. In 1991, Mr. Puccio retired from active management and became a consultant to brokerage firms that required expertise in developing trading and sales divisions. Mr. Puccio retired from the securities industry in 1994 and devoted himself to managing personal and outside capital until accepting his current position with Coleman and Company Securities, Inc. in early 1998.

   Daniel Stansky has served as Chief Financial Officer since December 1999. During 1998 and 1999, Mr. Stansky served as Chief Operating Officer and Chief Financial Officer of Summus, Ltd., a technology development firm know for wavelet based image identification and data compression solutions. From 1995 until 1998, Mr. Stanksy was Vice President Finance/IT of Anchor Continental, inc. a wholly owned subsidiary of Coating Technologies International, Inc. Prior to Anchor Continental, Mr. Stansky held financial management positions with Rogers Corporation, Armour Dial Corporation , and Marathon Oil. Mr. Stansky holds an MBA from the University of Michigan and a BS in Economics from the University of Pennsylvania's Wharton School.

     No family relationship exists between or among any of the persons named above. None of our directors are directors of any other company that has a class of equity securities registered under, or required to file reports pursuant to, Section 15(d) of the Securities Act of 1933 or Section 12 of the Securities Exchange Act of 1934, or any company registered as an investment company under the Investment Company Act of 1940. There are no arrangements or understandings between any of the named directors or officers and any other persons pursuant to which any director or officer was selected or nominated as a director or officer.


Item 10. Executive Compensation
-------------------------------

Summary Compensation Table

    The following table sets forth in summary form the compensation received during each of the last three completed years by our current and former Chief Executive Officers. No executive officer's compensation exceeded $100,000 during the year ended December 31, 1999. The figures in the following table are for fiscal years ended December 31, 1999, 1998, and 1997:


Summary Compensation Table

              Annual Compensation                 Long term
                                              Awards      Payouts
(a)        (b)   (c)      (d)  (e)       (f)         (g)       (h)    (i)
Name and                       Other      Restricted Underlying        All Other
Principal                      Annual     Stock      Options   LTIP    Compensation
Position                       Compen-    Award(s)   SARs(#)   Payouts ($)(5)
           Year  Salary  Bonus sation     ($)        ($)(3)    ($)(4)
                   ($)   ($)(1)($)(2)


Howard
Stern
Chief
Executive
Officer,   1999   12,500    -      -             -         -          -      75,000
And        1998    -        -      -             -         -          -           -
a Director 1997    -        -      -             -         -          -           -

Douglas
Olson,
President,
Chief
Operating
Officer,
Former
Chief
Executive
Officer,   1999   12,000    -      -             -         -          -  84,000(10)
And a      1998        -    -      -             -         -          -  85,250(10)
Director   1997        -    -      -             -         -          -  90,323(10)

A.B.
Goldberg
Former
Chairman
of
The Board,
Former
President,
Former
Chief
Executive
Officer,
and a      1999        -    - 97,500             -         -          -           -
Director   1998   14,500    - 47,500(7)   76,500(8)        -          -      47,550
Director   1997   24,500    - 72,000(7)          -         -          -      84,000

(1) The dollar value of bonus (cash and non-cash) paid during the year indicated.

(2) Consists of compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(3) The sum of the number of shares of common stock to be received upon the exercise of all stock options granted.

(4) We do not have in effect any plan that is intended to serve as incentive for performance to occur over a period longer than one fiscal year.

(5) The amounts shown in this column represent amounts that are alleged by the SEC to be compensation for Mr. Goldberg in the lawsuit described in the "Legal Proceedings" section of this prospectus. The amounts alleged by the SEC to constitute compensation include the following: (a) a total of $148,300 alleged to have been paid by Creative Business to Munchkintown, a company owned by Mr. Goldberg's wife, including approximately $30,000 alleged to have been paid in 1995, approximately $72,000 alleged to have been paid in 1996, and approximately $46,300 alleged to have been paid in 1997, and (b) payments alleged to have been made by Michael Payne to Mr. Goldberg through Munchkintown of $42,300 in May 1995 and $21,671 made in July 1995. Other amounts alleged to have been paid to Mr. Goldberg in the SEC complaint are included under the headings "Other Annual Compensation" and "Restricted Stock Awards" and are described in footnotes (7) and (8), respectively, below. In addition to the amounts shown in the above table, the SEC alleged in its complaint that the Company failed to disclose as compensation total payments of $73,971.25 from Michael Payne to Mr. Goldberg through Munchkintown in 1995 and a payment of $1,500 to Mr. Goldberg through Munchkintown by Foremont, Inc. in 1995.

(6) Mr. Goldberg resigned from his positions as President, Chief Executive Officer and Chairman Of The Board on August 9, 1999. At that time, Douglas Olson was elected President and Chief Executive Officer and Howard Stern was elected as Chairman Of The Board. Mr. Stern was elected as Chief Executive Officer in November 1999.

(7) Does not include a $20,000 loan made to Mr. Goldberg by another director in June 1999.

(8) Includes payments to Mr. Goldberg's wife and an entity owned by Mr. Goldberg's wife in the amount of $5,500 for 1997 and $12,000 for 1996. See below, "Item 12. Certain Relationships and Related
Transactions".

(9) Consists of the value of common stock transferred to NMG, LLC, which is owned by Mr. Goldberg's wife. See below "Item 12. Certain Relationships and Related Transactions".

(10) Consists of salary received from Creative Business Services, Inc. See below, "Item 12. Certain Relationships and Related Transactions".

     As of December 31, 1999, we had no group life, health, hospitalization, medical reimbursement or relocation plans in effect which discriminate, in scope, terms, or operation, in favor of our officers or directors and that are not generally available to all salaried employees. Further, we have no pension plans or plans or agreements which provide compensation in the event of termination of employment or change in control.

Employee Retirement Plans, Long-Term Incentive Plans, and Pension Plans

     Other than our stock option plans, we have no employee retirement plan, pension plan, or long-term incentive plan to serve as incentive for performance to occur over a period longer than one fiscal year.

Compensation of Directors

     During the year ended December 31, 1999, no compensation was paid to our directors. We reimburse directors for out-of-pocket expenses incurred by them in connection with our business.

Employment Contracts And Termination Of Employment And Change-In-
Control Arrangements

     We do not have any written employment contracts with any of our officers or other employees. We have no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer's employment or from a change-in-control or a change in an executive officer's responsibilities following a change-in-control.

Option Grants

     On March 11, 1999, we issued options to our directors and some consultants to purchase 1,000,000 shares of common stock at $.21 per share until March 11, 2002, which vested immediately. In addition, contingent options for a total of 950,000 shares were issued to directors if an Internet gaming licensing agreement was executed with Starnet Communications and a definitive software licensing agreement was executed with Global Games Holdings. These agreements were subsequently executed. Options earned from the March 11, 1999 issuance are as follows:
 *  A.B. Goldberg - 1,000,000
 *  Doug Olson - 250,000
 *  Howard Stern - 250,000
 *  Bill Rubin - 250,000

     On September 14, 1999, the Board of Directors determined to reduce the number of shares that may be purchased pursuant to these options granted to our directors by 875,000. Mr. Goldberg opposed this resolution of the Board. Mr. Goldberg's counsel has stated that it is Mr. Goldberg's position that we do not have the right to cancel options previously issued to Mr. Goldberg and that Mr. Goldberg does not intend to relinquish those options. On November 17, 1999, the Board clarified its option cancellation of September 14, 1999 based on the fact that both of the agreements for which the cancelled options had been granted either had been or would be cancelled without having resulted in any business for the Company. Mr. Goldberg's counsel also objected to and denied the effectiveness of this action. In October 1999, a committee of the Board, based on information contained in the SEC's complaint described above in "Item 3. Legal Proceedings" that was not available to the Board in March 1999, cancelled the remainder of the options granted to Mr. Goldberg in March 1999. See "Item 12. Certain Relationships And Related Transactions".

     At the meeting of the Board of Directors held on March 18, 1999, the Board approved the issuance of options to purchase common stock for each of our directors, as well as a consultant to the Company.
The options are exercisable at a price of $.53 per share until March 18, 2002. Options to purchase an aggregate of 1,200,000 shares were issued. The options are contingent upon our common stock trading at a price of at least $1 per share on December 31, 1999. In September 1999, the of directors determined to cancel all these options. Mr. Goldberg opposed this resolution of the Board. Mr. Goldberg's counsel has stated that it is Mr. Goldberg's position that the Company does not have the right to cancel options previously issued to Mr. Goldberg and that Mr. Goldberg does not intend to relinquish those options.
Our common stock did not trade at a price of at least $1 per share on December 31, 1999 so that these options have terminated.

     In May 1999, we granted options to purchase 750,000 shares to each of our directors. 250,000 of these options become exercisable on each of January 1, 2000, 2001 and 2002 if the recipient continues to be a director on those respective dates. These options are exercisable at a price of $1.34 per share until January 1, 2005. In July, 1999, the Board agreed that the 250,000 options issued to Mr. Goldberg that were to become exercisable on January 1, 2000 would become exercisable immediately. In October 1999, a committee of the Board, based on information contained in the SEC's complaint described above in "Item 3.Legal Proceedings" that was not available to the Board in July 1999, determined that the options to purchase 250,000 shares that were allowed to vest in July 1999 should not have been allowed to vest. Because Mr. Goldberg was a director on January 1, 2000, these options currently are treated by the Company as vested. See "Item 12. Certain Relationships and Related Transactions". On January 4, 2000, we cancelled the options granted to directors in May 1999 in exchange for options to purchase 50,000 shares until January 4, 2003. These options are exercisable at $.61 per share, which was the closing bid price on the date of grant. Mr. Rubin and Mr. Puccio agreed to this exchange. Mr. Goldberg has not agreed.

     Also on January 4, 2000, we approved grants of options to purchase 250,000 shares for $.61 per share to each officer who also is a director. The recipients of these options were Howard Stern, Douglas Olson and Michael Marsowicz. These options expire on January 4, 2005. These options become exercisable as follows:

Shares Becoming Exercisable          Triggering Event
50,000                               When the average closing price of
                                     the common stock is at least
                                     $2.25 for 10 consecutive business
                                     days.
75,000                               When the Company achieves annual
                                     revenues of $4.25 million.
125,000                              When the Company achieves
                                     earnings per share of $.05.

     Also on January 4, 2000, we approved grants of options to purchase 187,500 shares for $.61 per share to each of Daniel Stansky, our Chief Financial Officer, and Robert Fuchs, our marketing director. These options expire on January 4, 2005. These options are exercisable as follows:

Shares Becoming Exercisable          Triggering Event
37,500                               When the average closing price of
                                     the common stock is at least
                                     $2.25 for 10 consecutive business
                                     days.
56,250                               When the Company achieves annual
                                     revenues of $4.25 million.
93,750                               When the Company achieves
                                     earnings per share of $.05.

     On January 4, 2000, we also rescinded option grants previously made in July 1999 to Wende Curtis, our Secretary, and another employee. The rescinded options were each for 25,000 shares at $1.59 per share until July 1, 2004. These options were replaced with new options to purchase 50,000 shares for $.61 per share for three years.

     All the options terminated and replaced in January 2000 were made with the acceptance of the option holders, except that Mr. Goldberg objects to any termination of his options.

     On January 4, 2000, we approved options for our officers that become exercisable only in the event of a change-in-control of the Company. These options are exercisable for $.61 per share, which was the closing bid price for our common stock on January 4, 2000. These options were granted as follows:

 *  Howard Stern - 750,000
 *  Douglas Olson - 750,000
 *  Michael Marsowicz - 750,000
 *  Daniel Stansky - 562,500
 *  Robert Fuchs - 562,500

On January 25, 2000, we approved grants of options as follows:

 *  Howard Stern - 75,000
 *  Douglas Olson - 75,000
 *  Michael Marsowicz - 75,000
 *  Daniel Stansky - 56,250
 *  Robert Fuchs - 56,250

These options are in effect until January 25, 2005. The exercise price for these options is $1.33 per share, which was the closing bid price for the common stock on January 25, 2000. These options become exercisable only if our common stock trades at a price of $4.50 or higher for 10 consecutive business days between January 25, 2000 and July 1, 2001.

     Also on January 25, 2000, we approved the grant of options to purchase 100,000 shares to William Rubin, an outside director. These options become exercisable at the rate of 25,000 shares per quarter during 2000. The exercise price is $1.33 per share.



Item 11. Security Ownership of Certain Beneficial Owners
--------------------------------------------------------
and Management
--------------

The following table sets forth information regarding ownership of the common stock as of February 10, 2000 by: (1) each person known by us to be the beneficial owner of more than 5 percent of the outstanding common stock; (2) each director; and (3) all executive officers and directors as a group.


Name and Address
of Beneficial Owner                       Beneficial
                                         Ownership (1)        Percent
                                                             of Class
A. B. Goldberg
2805 East Long Court
Littleton, CO 80121                      1,150,000 (2)        9.0%

Doug Olson
5495 Marion Street
Denver, CO 80216                           701,966 (3)(4)     6.8%

Howard Stern
500 Corporate Drive
Suite 200
Ft. Lauderdale, FL 33334-3603              175,099 (3)        2.2%

William Rubin
313 East Fort Ave.
Baltimore, MD 21230                        125,000 (3)        2.0%

Michael Marsowicz
2500 E. Hallandale Beach Blvd.
Hallandale, FL  33009                      375,000 (3)(5)     2.0%

Philip C. Puccio
c/o Coleman and Company Securities, Inc.
575 Lexington Avenue
New York, NY  10022                        550,000 (6)       4.0%

Officers and Directors
   as a Group (8 persons)                2,543,750 (2)(3)    22.8%
                                                   (4)(5)(6)
                                                   (7)

Global Casinos, Inc.
5373 N. Union Blvd., Suite 100
Colorado Springs, CO  80918              1,500,000 (8)       11.1%

*   Less than one percent.

(1) "Beneficial Ownership" is defined in the regulations promulgated by the U.S. Securities and Exchange Commission as having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2) A.B. Goldberg is a director of the Company. Consists of the following: options to purchase 900,000 shares for $.21 per share until March 11, 2002 that the Board Of Directors has cancelled but that Mr. Goldberg asserts are still exercisable, and options to purchase 250,000 shares for $1.34 per share until January 1, 2005 that became exercisable on January 1, 2000. These transactions are described in the "Executive Compensation Option Grants" and "Transactions Between The Company And Related Parties" sections of this prospectus. All Forms 4 and 5 required to be filed for Changes in Beneficial Ownership and Annual Statement of Beneficial Ownership have not been filed by this director.

(3) Includes or consists of options to purchase 50,000 shares for $.61 per share until January 4, 2005 if the Company achieves an average closing common stock price of $2.25 per share for 10 consecutive business days and options to purchase an additional 75,000 shares for $1.68 per share until January 25, 2005 if the common stock trades at $4.50 per share for 10 consecutive business days.

(4) Includes shares personally owned by Doug Olson, President, Chief Executive Officer and a director, and shares owned of record by Creative Business Services, Inc. Mr. Olson is the President and sole stockholder of Creative Business. Also includes 2,000 shares owned by a company that is 40% owned by Mr. Olson and for which he serves as a director.

(5) Includes currently exercisable options to purchase 250,000 shares for $.75 per share until October 10, 2001.

(6) Includes options to purchase 50,000 shares for $.61 per share until January 4, 2003. Also includes 500,000 shares underlying options to purchase common stock for $.875 per share until July 7, 2004. Phillip C. Puccio, a director of the Company, is the President of Coleman and Company Securities, Inc. These options were issued to Coleman and Company Securities, Inc. as consideration for investment banking services provided to the Company.

(7) Also includes 29,349 shares and currently exercisable options to purchase 50,000 shares held by Wende Curtis, Secretary, and options to purchase
93,750 shares held by Daniel Stansky, Chief Financial Officer, that may become exercisable within 60 days if certain conditions are met.

(8)   Consists of currently exercisable warrants to purchase
1,500,000 shares of common stock at $1.00 per share.


Compliance with Section 16(a) Beneficial Ownership Reporting
Compliance

     Section 16(a) of the Exchange Act of 1934 requires our directors, executive officers and holders of more than 10% of our commons tock to file with the SEC initial reports of ownership and reports of changes of ownership of common stock and other of our equity securities. We believe that during the year ended December 31,1999, our officers, directors, and holders of more than 10% of our common stock complied with all Section 16(a) filing requirements. In making these statements, we have relied upon our review of the monthly statements of changes filed with us by our officers and directors.


Item 12. Certain Relationships and Related Transactions
   -------------------------------------------------------

     Commencing April 1995, we contracted out substantially all our administrative, management and accounting functions to Creative Business Services, Inc. Creative Business is wholly-owned by Douglas R. Olson, our President and a director. Monthly fees for such services were $21,000 for the period January 1, 1997 through August 31, 1998, and thereafter the fees were reduced to $14,000 per month through July 1999. Commencing August 1999, the fees were increased to $21,000 per month due to our increased activities. These are paid in cash or shares of common stock based on market prices. Total annual fees paid by cash and by the issuance of common stock for 1999 and 1998 were $225,000 and $252,000, respectively, with the 1999 figure consisted of 250,500 (of which 33,500 were unsold as of 12/31/99 shares of common stock and $41,386 cash and the 1998 figure consisted of 339,766 shares and $37,526 in cash.

     In July 1997, we acquired 100,000 shares of common stock of The Best Of As Seen On TV from NMG, LLC, an entity owned by the wife of A.B. Goldberg, a director and former president of the Company, in exchange for 100,000 shares of common stock. The 100,000 shares of the common stock were used by Mr. Goldberg and his wife to settle a lawsuit against them and other defendants, including Mr. Goldberg's mother. The value of the common stock issued to NMG, LLC of $50,000 has been classified as officer compensation in the accompanying consolidated statements of operations included in the "Financial Statements" section of this filing.

     Consulting fees were paid to the wife of A.B. Goldberg for the year ended December 31, 1997 in the amount of $5,500. The amounts paid to the wife of A.B. Goldberg have been classified under officer compensation in the consolidated statements of operations included in the "Financial Statements" section of this prospectus and in the Summary Compensation Table included in the "Executive Compensation" section of this filing.

     Our Internet related businesses are conducted through our First 2 Market, Inc. subsidiary. All That Media, Inc., which was acquired by us in June 1999, was merged into First 2 Market, Inc. in June 1999. At the time it was acquired by us, All That Media was a newly-formed company that specialized in intellectual property development, Internet portal development and Internet advertising. We issued an option to purchase a total of 500,000 shares of common stock for $.75 per share until October 10, 2001 to the stockholders of All That Media for all the outstanding stock of All That Media. Michael Marsowicz, the President and 50 percent owner of All That Media, received 250,000 of these options. Mr. Marsowicz subsequently was elected as our Chief Technology Officer in July 1999 and as a director in August 1999.

     On July 7, 1999, we entered into an agreement with Coleman and Company Securities, Inc. pursuant to which Coleman agreed to act as our exclusive investment advisor, exclusive private placement agent and exclusive investment banker. This agreement has a term of 12 months. As compensation, we issued Coleman options to purchase 500,000 shares of common stock at a purchase price of $.875 per share at any time during the five-year period commencing on July 7, 1999. We granted Coleman registration rights concerning the transfer of the shares of common stock that may be issued upon the exercise of these warrants. We also agreed to pay Coleman an amount equal to 10% of the funds raised by Coleman, a three percent non-accountable expense allowance with respect to those funds, and placement agent warrants with an exercise price no more favorable than that given to investors in any private placement transaction in which Coleman participates equal to 10 percent of the amount of equity raised by Coleman. In addition, if we enter into a merger acquisition or sale transaction with the party introduced by Coleman, we agree to pay Coleman five percent of the first $2,000,000 of value of that transaction, four percent of the following $2,000,000 of value, three percent of the following $2,000,000 of value, two percent of the following $2,000,000 of value, and one percent of the balance of the value of the transaction. We also agreed to pay Coleman an amount equal to 10 percent of the amount raised by us from financing sources introduced by Coleman to us if those amounts are raised within 24 months after the introduction. We granted Coleman a right of first refusal to undertake any financing on behalf of the Company within the term of the agreement. In September 1999, subsequent to entering into the agreement with Coleman, we elected Philip C. Puccio as a director. Mr. Puccio is the President and Chief Executive Officer of Coleman.

     The Board believes that the terms of the related party transactions described above were as fair as those that we could have obtained from unrelated third parties in arms-length transactions.

     On October 7, 1999, the Board Of Directors established a
Related Parties Transactions Committee consisting of four directors primarily for the purpose of dealing with issues between the Company and Mr. A.B. Goldberg concerning prior grants of options as described above under "Item 10. Executive Compensation - Option Grants" and related to reimbursement of Mr. Goldberg's expenses to defend against the SEC's complaint described under "The Company - Legal Proceedings."
Mr. Goldberg is a director of the Company. From February 1995 until August 9, 1999, Mr. Goldberg was our Chief Executive Officer.

     In July 1999, Howard Stern, one of our directors who had a personal relationship with A.B. Goldberg prior to Mr. Stern's having joined the Board in February 1999, made a personal loan to Mr. Goldberg of approximately $20,000. No specific maturity date or other terms were discussed at the time. Mr. Goldberg was the Chief Executive Officer as well as a director of the Company at the time of the loan.

     The Related Parties Transactions Committee held a meeting on October 7, 1999 and determined, among other matters, that all outstanding stock options previously granted to Mr. Goldberg are null and void and/or cancelled. As indicated under "Item 10. Executive Compensation-Option Grants", we previously cancelled, on a pro rata basis, certain stock options previously granted to Mr. Goldberg and the other directors of the Company (the "Prior Cancellations"). At that time, Mr. Goldberg's counsel informed us that Mr. Goldberg does not intend to relinquish those stock options even though the other directors all indicated their intent to do so. We anticipate that Mr. Goldberg may elect to litigate with us concerning the Prior Cancellations as well as the stock options cancelled by the Related Parties Transactions Committee. On March 27,2000, we commenced a lawsuit against Mr. Goldberg. This lawsuit is described above under "Item 3. Legal Proceeding."





PART IV

Item 13. Exhibits and Reports on Form 8-K

 (a) Exhibits. The following exhibits are filed herewith pursuant to Rule 601 of Regulation S-K or are incorporated by reference to previous filings.

Number      Description

3.1         Articles Of Incorporation (A)

3.3         Bylaws (A)

5.1         Updated opinion of Patton Boggs LLP
            concerning the legality of the securities being registered

10.1 Form of Agreement between the Company and the stockholders of All That Media, Inc. (B)

10.2        Agreement dated July 7, 1999 between the
            Company and Coleman and Company Securities,
            Inc. (B)

10.3(a)     Form of Agreement Advertising Insertion
            Order between the Company and Yahoo, Inc.
            (B)

103(b)      Material Terms Of Advertising Insertion
            Orders between the Company and Yahoo, Inc.

10.4        Asset Purchase Agreement Inc. dated
            September 21, 1999 between W3, Inc. (a
            subsidiary of the Company) and Brian M.
            Encke. (B)

21          Subsidiaries of the Company

27          Financial Data Schedule



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

(b) Reports on Form 8-K
  No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.



Exhibit 21

First Entertainment Holding Corp.
                                  State
Name of Subsidiary                of Incorporation              Percentage Owned
Quality Communications, Inc.       Wyoming                       100%
First 2 Market, Inc.               Florida                       100%
First Films, Inc.                  Colorado                       80%
Global Internet Corp.              Colorado                     50.3%
The Best of As Seen On TV, Inc.    Colorado                       58%
W3, Inc.                           Wyoming                       100%


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FIRST ENTERTAINMENT HOLDING CORP


Dated: March 30, 2000             By/s/ Howard B. Stern
                                        Howard B. Stern, Chief
                                        Executive Officer and
                                        Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Dated: March 30, 2000            /s/Douglas Olson
                                 Douglas Olson
                                 President


Dated: March 30,2000             /s/Wende Curits
                                 Wende Curtis
                                 Secretary


Dated: March 30, 2000            /s/ William Rubin
                                 William Rubin
                                 Director


Dated: March 30, 2000            /s/ Phillip Puccio
                                 Phillip Puccio
                                 Director


Dated: March 30, 2000            /s/ Michael Marsowicz
                                 Michael Marsowicz
                                 Director


Dated: March 30, 2000            /s/ Howard B. Stern
                                 Howard B. Stern
                                 Director


Dated: March 30, 2000            /s/ Daniel Stansky
                                 Daniel Stansky
                                 Chief Financial Officer
                                 And Principal Accounting Officer