Form 10QSB/A
period 1999-06-30
FIRST ENTERTAINMENT HOLDING CORP
filed 2000-05-09
CIK 803170

SECURITIES AND EXCHANGE COMMISSION
Washington ,D.C.   20549
FORM 10-QSB/A


QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1999  Commission File Number 0-15435




                 FIRST ENTERTAINMENT HOLDING CORP.
           (Exact name of Company as specified in its charter)



    NEVADA                              84-0974303
(State or other jurisdiction          I.R.S. Employer Identification No.
of incorporation or organization)

            5495 Marion Street, Denver, CO               80216
 (Address of principal executive office                (Zip code)

Company's telephone number, including area code        (303) 228-1650
    7887 Bellview, Suite 1114 Englewood, CO                   80111
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







FIRST ENTERTAINMENT HOLDING CORP.
FORM 10-QSB/A2 QUARTERLY REPORT
TABLE OF CONTENTS


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
--------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock, $.001 par value; authorized
   5,000,000 shares;
   Class A preferred stock, 10,689 shares issued
         and outstanding                         10               10
   Class B preferred stock 0 and 11,760
          shares issued and outstanding           0               12
   Class C preferred stock no shares issued       0                0
 Common stock, $.008 par value; authorized
   50,000,000 shares; 10,996,395 and 9,610,170
      shares issued                          87,972           76,882
 Capital in excess of par value          17,254,539       15,924,087
 Accumulated (deficit)                  (17,492,982)     (16,484,014)
 Deferred compensation                     (147,583)               0
---------------------------------------------------------------------
                                           (298,044)        (483,023)
---------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS
    EQUITY (DEFICIT)                    $ 1,790,571      $ 1,519,850
====================================================================
"See accompanying notes to consolidated financial statements."







FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                          For the             For the
                                        three months         six months
                                           ended                ended
                                   June 30,  June 30,   June 30,  June  30,
                                  1999        1998        1999     1998
REVENUE:
 Live Entertainment             $ 372,188  $ 284,540  $808,130  $602,878
 Radio                            202,179    208,819   385,164   403,406
 Video                                  -        148         -       213
 Other                             44,532     14,123    81,106    24,639
------------------------------------------------------------------------
                                  618,899    507,630 1,274,400 1,031,136
------------------------------------------------------------------------
COSTS AND EXPENSES:
 Cost of sales -  live
  Entertainment                   362,382    268,802   742,785   537,090
 Cost of sales - radio            153,462    127,716   278,955   276,982
 Cost of products sold - video          -         25         -        45
 Impairment writedowns                                  15,000         -
 Depreciation and amortization     33,245     25,606    64,622    51,818
 Management and
  administrative fees, Affilates   50,000     60,000    92,218   122,000
 Selling, general and
  Administrative                  825,228    191,878   403,142   423,071
------------------------------------------------------------------------

                                1,424,317    674,028 2,224,722 1,411,006
------------------------------------------------------------------------

OPERATING LOSS FROM CONTINUING
    OPERATIONS                   (805,418) (166,038)  (950,322)(379,870)
OTHER INCOME (EXPENSE)
 Interest expense                 (32,693)  (22,508)   (60,420) (44,839)
 Other                                577        24      1,774       87
-----------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS,
  BEFORE MINORITY INTEREST       (837,534) (188,882)(1,008,968)(424,622)

MINORITY INTEREST IN NET LOSS
-----------------------------------------------------------------------

LOSS FROM CONTINUING
 OPERATIONS                      (837,534) (188,882)(1,008,968)(424,622)
DISCONTINUED OPERATIONS
 Income (Loss) from
  discontinued operations                      (532)               (532)
-----------------------------------------------------------------------
NET INCOME (LOSS)               $(837,534)$(189,414)$(1,008,968)$(425,154)
========================================================================
PER SHARE DATA: Basic and Diluted
 Net Income (loss) per share,
  continuing operations,
   Basic and Diluted               (.08) $    (.03)       (.10) $   (.06)
 Net Income (loss) per share,
  discontinued operations             *          *           *         *
 Net Income (loss) per
  common share,
   Basic and Diluted               (.08)  $   (.03)       (.10) $   (.06)

WEIGHTED-AVERAGE NUMBER OF
SHARES OUTSTANDING           10,530,322  6,887,906  10,058,472 6,887,906
========================================================================
* Less than $.01 per share
"See accompanying notes to consolidated financial statements"









































FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                  For the six months  For the six months
                                  ended June 30,       ended June 30,
                                         1999                 1998
CASH FLOWS FROM OPERATING
 ACTIVITIES
 Net income (loss)                   $ (1,008,968)      $  (425,154)
  Adjustments to reconcile net
   income (loss) to net cash
    from operations
  Depreciation and
    Amortization                           64,322            51,818
   Impairment writedowns                   15,000
  Common stock issued
   for services                           360,533           370,519
   Common stock options                   652,172            66,888
 Changes in operating assets
  and liabilities
  (Increase) decrease in
   Receivables                             (4,196)           92,347
   Inventories                             (2,211)          (24,761)
    Other current assets                    1,691            (3,295)
    Other assets                            2,026              (129)
    Increase (decrease) in
     Accounts payable                    (141,263)         (155,912)
      Accrued liabilities                 (29,729)           (19,650)
         Cash provided by
           discontinued operations                           29,555
-------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:                     (90,623)          (17,774)
-------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures - net               (13,020)           (3,718)
 Investments and other                     (6,556)
-------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                    (19,576)           (3,718)
-------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on debt               (46,342)          (23,532)
 Proceeds from issuance of common stock   241,000           115,200
-------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                    194,658            91,668
-------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH            84,459            70,176
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                     109,450            18,049
-------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                        $  193,909      $     88,225
===================================================================
"See accompanying notes to consolidated financial statements."

Supplemental Schedule of Noncash
Investing and Financing Activities           1999           1998
Accounts payable converted to common stock   $ 92,372     $  41,739
===================================================================
Accounts payable issued for Web site
 Development                                 $ 90,000             0
===================================================================
Note payable issued for Leasehold
 Improvements                                $ 150,000    $ 150,000
===================================================================
Common stock issued for services             $ 360,533    $ 370,519
===================================================================
Common stock options issued
 for services                                $ 652,172    $ 66,888
===================================================================

Common stock issued for life
 insurance premiums                         $         -   $ 30,000
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

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No.
123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

In certain instances, the Company issues common stock for invoiced services, to pay creditors and in other similar situations. Payments in equity instruments to non-employees for goods or services are accounted for by the fair value method, which relies on the valuation of the service at the date of the transaction, or public stock sales price, which ever is more reliable as a measurement.

The Financial Accounting Standards Board (Board) issued an Exposure Draft, Accounting for Certain Transactions Involving Stock Compensation. The Board concluded that No. Opinion 25 applies only to compensation that involves stock of the employer corporation issued to officers and other employees of the corporation. Opinion 25 does not apply to compensation that involves stock options or awards granted to independent members of an entity's board of directors. However, at an August 11, 1999 meeting, the Board decided to permit Opinion 25 accounting treatment to options granted to outside directors for their services as directors, provided those options meet the criteria in Opinion 25.

In applying the provisions of these pronouncements, the Company initially relied on the guidance presented in the Exposure Draft. Accordingly the Company recorded deferred compensation and compensation expense for options issued to non-employees directors under FAS 123. As a result of the reversal of the Board's initial position, the Company is restating its quarterly financial statements to account for stock options issued to non-employee directors under APB 25. The effect of the change is to reduce previously reported selling, general and administrative expenses and increase net income by approximately $223,037 and $295,993 for the three and six months ended June 30, 1999, respectively.

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

Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of interim and annual periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, geographic areas in which they operate and their major customers. The Company has adopted SFAS No. 131 in 1998; but, it did not have a material effect onits results of operation for 1998 and 1997.

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

The FASB recently issued Statement of Financial Accounting Standards No. 134. "Accounting for Mortgage Backed Securities Retained after the Securitization of Mortgage Loans Held by Mortgage Banking Enterprises." (SFAS No. 134) SFAS No. 134 establishes new reporting standards for certain activities of mortgage banking enterprises that conduct operations that are substantially similar to the primary operations of mortgage banking enterprises. This statement is effective for the fiscal quarter beginning after December 15, 1998. Management believes the adoption of this statement will have no impact on the Company'sconsolidated financial statements.

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

As of June 30, 1999 options to purchase 7,380,000 shares of common stock are outstanding of which 3,705,000 have vested. In addition, as of June30, 1999 there are warrants outstanding to purchase 2,299,900 shares ofcommon stock at $1.00 per share.

The Company has elected to continue with the accounting treatment for stock options and warrants issued to employees under APB 25 which is an intrinsic value-based method, and has adopted SFAS 123, which is a fair value based method of accounting for stock options. Options issued to Directors who are not officers or employees are accounted for under SFAS 123.

For the six months ended June 30, 1999 the Company recognized compensation of $652,172 for options granted during that period and deferred compensation of $147,583 for options which are attributable to future compensation.

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

ITEM 2.  MANAGEMENT DISCUSSION AND PLAN OF OPERATION.

Results of Operation June, 1999 vs. June, 1998

For the six months ended June 30, 1999 the Company incurred a loss from continuing operations of approximately $950,000 as compared to a loss from continuing operations of approximately $425,000 for the six months ended June 30, 1998. The increase in the net loss for the six months ended June 30, 1999 as compared to June 30, 1998 is primarily the result of compensation related to the issuance of common stock options.

The loss from continuing operations for the three months ended June 30, 1999 of approximately $15,838,000 as compared to $189,000 for the three months ended June 30, 1998 is due to compensation related to the issuance of common stock options.

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

General and administrative costs increased approximately $608,000 in 1999 as compared to 1998. The increase is primarily attributable to compensation costs of $652,000 associated with options issued March, 1999 accounted for in accordance with SFAS 123 and APB 25. The increase in compensation costs associated with the issuance of common stock options is partially offset by $39,000 in life insurance expense in 1998 that was not incurred in 1999.

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

Liquidity and Capital Resources

As of March 31, 1999, the Company had a working capital deficit of approximately $1.4 million. Despite a loss of approximately $1.3 million, net cash used in operating activities was only $91,000 primarily due to common stock options granted and common stock issued for services of $1.0 million. The Company has been able to issue common stock for services thereby reducing the need for working capital.

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


First Entertainment Holding Corp.

DATE:  April 18 ,2000                  /S/ Doug Olson
                                          Doug Olson, President