Form 10QSB
period 2000-03-31
FIRST ENTERTAINMENT HOLDING CORP
filed 2000-05-22
CIK 803170

SECURITIES AND EXCHANGE COMMISSION
                        Washington ,D.C.   20549
                               FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2000        Commission File Number 0-15435

                    FIRST ENTERTAINMENT HOLDING CORP.
           (Exact name of Company as specified in its charter)

NEVADA                                                84-0974303
(State or other jurisdiction                         I.R.S. Employer
                                                 Identification No.)
of incorporation or organization)

          5495 Marion Street, Denver, CO                    80216
(Address of principal executive offices)             (Zip code)

Company's telephone number, including area code        (303) 382-1500

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

  Number of Shares Issued and
    Class Outstanding at March 31, 2000
    Common stock, $.008 par value                 13,565,077 shares
    Class A Preferred Stock, $.001 par value          10,689 shares
    Class B Preferred Stock, $.001 par value               0 shares







                      FIRST ENTERTAINMENT HOLDING CORP.
                       FORM 10-QSB QUARTERLY REPORT
                            TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

   ITEM 1. Consolidated Financial Statements
   Consolidated Balance Sheet as of March 31,2000
    (Unaudited) and December 31, 1999

   Consolidated Statements of Operations (Unaudited) for three months ended March 31, 2000 and 1999

   Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2000 and 1998

   Notes to Consolidated Financial Statements (Unaudited)

ITEM 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations

PART II - OTHER INFORMATION

  Items 1 through 6

  SIGNATURE































FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                           March 31,       December 31,
                                              2000            1999
ASSETS

CURRENT ASSETS
Cash and cash equivalents                  $146,918             $85,783
Accounts receivable trade, net
  of allowance for doubtful accounts of
    $8,740                                   99,775             135,664
Related party receivables                    46,228              46,609
Inventories                                  19,375              20,247
Prepaid expenses and other current assets    21,708              23,577
-----------------------------------------------------------------------
                                            334,004             311,880
-----------------------------------------------------------------------

PROPERTY AND EQUIPMENT
 Equipment and furniture                  	  858,666             701,607
 Building and leasehold improvement         	590,924             590,924
 Land                                       	125,000             125,000
-----------------------------------------------------------------------
                                          1,574,590           1,417,531
-----------------------------------------------------------------------

Less accumulated depreciation and
Amortization                                772,735             749,799
-----------------------------------------------------------------------
                                            801,855             667,732
-----------------------------------------------------------------------

OTHER ASSETS
License, net of accumulated amortization
  of $629,148 and $608,568, respectively    626,734             647,814
Software, web site and content development
Costs                                        25,000                   -
Other                                        22,109              26,231
-----------------------------------------------------------------------
                                            673,843             674,045
-----------------------------------------------------------------------

TOTAL ASSETS                             $1,809,702        $  1,653,657
=======================================================================

"See accompanying notes to consolidated financial statements."

FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(Unaudited)


                                           March 31,       December 31,
                                               2000            1999
LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT):

CURRENT LIABILITIES
Accounts payable                              $223,608        $ 296,163
Accrued liabilities                            214,079          206,479
Accrued interest                               456,770          448,826
Deferred revenues                                    -           13,000
Notes payable and current
  portion of long term debt                    840,907          917,373
Note payable related party                      26,500            7,080
-----------------------------------------------------------------------
Total current liabilities                    1,761,864        1,888,921
-----------------------------------------------------------------------

LONG TERM DEBT, NET OF
 CURRENT PORTION                               302,814          242,076
-----------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
CLASS A PREFERRED STOCK, 1,500,000 shares
  Authorized, 10,689 shares issued and
  outstanding, Liquidation value $ 15,000           11               10

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value; authorized
 5,000,000 shares;
 Class B preferred stock, 8,320 shares issued
   and outstanding                                   -                -
  Class C preferred stock no shares issued           -                -
Common stock, $.008 par value; authorized
  50,000,000 shares; 13,647,586 and 12,480,835
   shares issued and outstanding               109,182           99,847
Capital in excess of par value              20,638,757       18,751,618
Deferred compensation                         (154,896)        (319,402)
Accumulated deficit                        (20,483,972)     (19,009,413)
Stock held in Escrow                          (364,058)               -
-----------------------------------------------------------------------
                                             (254,897)        (477,350)

TOTAL LIABILITIES  AND STOCKHOLDERS'
EQUITY (DEFICIT)                            $1,809,702     $  1,653,657
=======================================================================
"See accompanying notes to consolidated financial statements."

FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

                              For the three months        For the three
                                                            months
                                   ended March 31,       ended March 31,
                                           2000              1999
REVENUE:
 Live Entertainment                     $502,947	             $ 435,942
 Radio                                   196,483	               182,985
 Internet                                  9,030                     -
-----------------------------------------------------------------------
                                        $708,460	               618,927
-----------------------------------------------------------------------
COSTS AND EXPENSES:
 Cost of sales - live entertainment      414,983               380,403
 Cost of sales -  radio                  127,488	               125,493
 Cost of sales -  internet               502,685                     -
 Depreciation and  amortization           43,516	                31,377
 Management and administrative fees,
  Affiliate                               70,500                42,218
 Selling, general and  administrative  1,383,033	               169,340
-----------------------------------------------------------------------
                                       2,542,205	               748,831
-----------------------------------------------------------------------
OPERATING LOSS                        (1,833,745)	             (144,904)

OTHER INCOME (EXPENSE)
 Interest expense                        (26,387)              (27,727)
 Balzac settlement                       358,000                     -
 Other                                    27,573	               (13,783)
-----------------------------------------------------------------------
OPERATING LOSS BEFORE
  MINORITY INTREST                    (1,474,559)	             (171,414)

MINOITY INTREST IN LOSS OF SUBSIDIARY          -                     -
-----------------------------------------------------------------------
NET INCOME (LOSS)                    $(1,474,559)           $ (171,414)
=======================================================================

PER SHARE DATA-Basic and Diluted:
 Net Income (loss) per common share  $     (0.11)           $    (0.02)
=======================================================================

WEIGHTED-AVERAGE NUMBER OF
SHARES OUTSTANDING                    12,918,891	             9,895,806
=======================================================================
* Less than $.01 per share
"See accompanying notes to consolidated financial statements."

FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
                               For the three months   For the three months
                                 ended March 31,         ended March 31,
                                     2000                     1999
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net income (loss)                     $(1,474,559)          $ (171,414)
Adjustments to reconcile net income
 (loss) to net cash from operations
Depreciation and amortization              43,516               31,377
Common stock issued for services          368,355               88,760
Common stock options                      977,566               12,874
Other                                           -               15,000
Changes in operating assets and
 liabilities
  (Increase) decrease in
   Receivables                             36,270               11,788
   Inventories                                872                  652
   Other assets                             6,492              (10,539)
Increase (decrease) in
   Accounts payable                       (72,555)             (28,081)
   Accrued liabilities                     15,544               22,191
   Deferred revenues                      (13,000)                   -
   Cash (used in) provided by
     discontinued operations                    -                  519
-----------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:                     (111,499)            (26,873)
-----------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures - net               (182,059)             (13,034)
-----------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                   (182,059)             (13,034)
-----------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt                (21,308)             (26,199)
Proceeds from issuance of debt             25,000                    -
Proceeds from issuance of common stock    351,001               30,000
-----------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                    354,693                3,801
-----------------------------------------------------------------------



FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)


NET INCREASE (DECREASE) IN CASH            61,135              (36,106)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                       85,783              109,450
-----------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                           $146,918            $  73,344
=======================================================================

"See accompanying notes to consolidated financial statements."


Supplemental Information

Schedule of Non-cash Investing and Financing Activities
                                                 2000              1999

Cash paid for interest                         $  10,531        $23,933
=======================================================================


Accounts payable converted into common stock   $      -	        $ 92,372
=======================================================================

Note payable issued for leasehold improvements $      -       $150,000
======================================================================

Common stock and options issued for services   $1,345,921      $101,634
=======================================================================

Common stock issued for prepaid services       $        -	      $ 41,508
=======================================================================




FIRST ENTERTAINMENT HOLDING CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

General
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial information is unaudited but includes all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the information set forth. The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements which are included in the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 1999.

The results for the interim period are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 2000. The Company believes that the three month report filed on Form 10-QSB is representative of its financial position and its results of operations and changes in cash flows for the periods ended March 31, 2000 and 1999.

In November 1999 the Board of Directors approved the name change of the Company to F2 Network Group, Inc. The name change is subject to shareholder approval.

Going Concern
During the period from inception (January 17, 1985) to March 31, 2000, the Company has incurred cumulative net losses of approximately $20,484,000 and, as of March 31, 2000, had an excess of current liabilities over current assets of approximately $1,428,000 and is in default on certain notes payable. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company does not have sufficient revenues to generate income from operations; therefore, it is necessary for the Company to increase revenues either by expansion or by acquisition or significantly reduce its operating costs. The Company has been able to issue stock for management and accounting services, thereby reducing the need for cash to pay for operating expenses. If the Company would be unable to issue stock for services, because there would be limited liquidity for the stock, this would have a severe impact upon the Company and its ability to operate. The value of services paid by issuance of stock was approximately $368,000 for the three months ended March 31, 2000. Net cash used in operations was approximately $111,000 for the three months ended March 31, 2000, unless operations become more profitable, the Company may not have sufficient cash for use in operations through December 31, 2000.

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

The Company is dependent upon obtaining additional financing, and/or extending its existing debt obligations, and/or obtaining additional equity capital and ultimately achieving profitable operations. The Company has no arrangements in place for such equity or debt financing and no assurance can be given that such financing will be available at all or on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the interests of the Company's shareholders as well as warrants and options holders. However, the Company has received proceeds from the sale of restricted common stock of approximately $350,000 through March 31, 2000.

If the Company is unable to obtain sufficient funds to satisfy its cash requirements, it may be forced to curtail operations, dispose of assets or seek extended payment terms from its vendors. Management is currently considering the sale on certain of the Company's assets to meet its current cash flow needs. The Company has signed a letter of intent to sell its radio operations. There are no arrangements in place for any other asset sales and no assurance can be given that the letter of intent will generate a finalized agreement or that any sales will be available at all or on terms acceptable to the Company.

The Company has been able to issue stock for management and accounting services, thereby reducing the need for cash to pay for operating expenses. If the Company would be unable to issue stock for services, because there would be no liquidity for the stock, this would have a severe impact upon the Company and its ability to operate. The value of services paid by issuance of stock was approximately $368,000 for the three months ended March 31, 2000. Net cash provided by operations was approximately $55,000 for the three months ended March 31, 2000, unless operations become more profitable, the Company may not have sufficient cash for use in operations through December 31, 2000.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

New Accounting Standards
The FASB has recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 established standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. This Statement is effective for fiscal years beginning after June 30, 1999. The adoption of this statement had no impact on the Company's consolidated financial statements.

The FASB recently issued Statement of Financial Accounting Standards No. 134. "Accounting for Mortgage Backed Securities Retained after the Securitization of Mortgage Loans Held by Mortgage Banking Enterprises." (SFAS No. 134) SFAS No. 134 establishes new reporting standards for certain activities of mortgage banking enterprises that conduct operations that are substantially similar to the primary operations of mortgage banking enterprises. This statement is effective for the fiscal quarter beginning after December 15, 1998. The adoption of this statement had no impact on the Company's consolidated financial statements.


NOTE B - BUSINESS DEVELOPMENTS

Balzac, Inc.
In April 1996, the Company acquired certain assets of Balzac, Inc. ("Balzac") a private company that manufactures and distributes toys, including a product line of toy balls. The assets and rights acquired consisted of an exclusive license for Australia, inventory of Balzac toys and various other rights. During 1996, a dispute arose between the Company and Balzac and Balzac asserted a violation of the Purchase Agreement. Subsequent to December 31, 1998 Balzac informed the Company that it had filed Chapter 11 Bankruptcy proceedings. As a result of these events, the Company had written off its entire investment in Balzac.

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

We reached an agreement with Balzac to settle these disputes. Pursuant to this agreement, which has been approved by the Bankruptcy Court, Balzac paid us $358,000 in cash, which is included as a separate line item in the accompanying statement of operations. We issued Balzac options to purchase 200,000 shares of our common stock at $2.00 per share, 310,000 shares of common stock at $1.00 per share, and 65,000 shares of common stock at $1.40 per share. These options expire three years after issuance.

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


NOTE C - STOCKHOLDERS' EQUITY
During the three months ending March 31, 2000, the Company, in a private placement offering, sold 609,232 shares of common stock, and options to purchase 325,998 shares of common stock at exercise prices from $0.50 to $0.65, resulting in net proceeds of $351,000.

Also during the three months ending March 31, 2000, the Company issued 304,701shares of common stock for consulting services and employee compensation valued at approximately $368,000.

In March 1999 the Board of Directors authorized the issuance of options to the president, each member of the Board of Directors and a consultant to purchase up to 3,050,000 shares of common stock at prices ranging from $0.21 per share to $0.53 per share. The exercise price was equal to the closing bid price for the Company's common stock on the date of the grant. The exercise of options for 1,200,000 shares was contingent on the closing bid price of the Company's common stock of at least $1.00 on the last trading day for 1999 and the exercise of options for 950,000 shares was contingent upon the execution of two separate definitive agreements by December 31, 1999. In September 1999, the Board of Directors determined to cancel 2,075,000 options issued in March, 1999. Mr. Goldberg, a director, opposed this resolution by the Board. Mr. Goldberg's counsel has stated that it is Mr. Goldberg's, position that the Company does not have the right to cancel options previously issued to Mr. Goldberg and that Mr. Goldberg does not intend to relinquish those options. Of the total 2,075,000 options cancelled, 1,000,000 were issued to Mr. Goldberg.

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

For the three months ended March 31, 2000, the Company recognized compensation of $813,000 for 1,150,000 options granted during that period that were accounted for in accordance with SFAS 123 and APB 25 and $164,506 of compensation related to options issued in prior periods. The options may be exercised from $0.50 to $2.00 through 2005.


NOTE D - SOFTWARE, WEB SITE AND RICH MEDIA CONTENT DEVELOPMENT COSTS The Company utilizes American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" to account for software and similar costs. In accordance with SOP 98-1, the Company expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in developing or obtaining internal use software. Certain related costs, such as maintenance and training, are expensed as incurred. The Company capitalizes certain direct costs of developing the portion of its website and rich media content. Capitalized software costs will be amortized over a period of not more than 3 years after the software is placed into operation. Capitalized software costs are subject to impairment evaluation in accordance with SFAS 121.


NOTE E - RELATED PARTY TRANSACTIONS
The Company outsources substantially all administrative, management and accounting functions to a company wholly-owned by a current director of the Company. Monthly fees for such services were $21,000 for the period January 1, 1998 through August 31, 1999; thereafter the fees were reduced to $14,000. During the three months ended March 31, 2000, the fees were $23,500 per month. Total fees paid by cash and by the issuance of common stock for the three months ended March 31, 2000 were approximately $225,000.

Another entity, 43% of which is owned by the same director, performs other administrative functions for the Company on an as-needed, hourly basis. The Company also leases computer equipment from the related entity and has amounts due to this entity of $5,580 as of March 31, 2000. Total fees paid by cash and by the issuance of common stock for the three months ended March 31, 2000 were approximately $225,000.

In March 2000, the Company's president loaned the Company $25,000 at 9%. 2001. The note payable is not collateralized and due on demand.

In 1998, Mr. Goldberg was advanced approximately $25,000 that was being repaid in monthly repayments of approximately $1,000 with a balance of $10,710 as of December 31, 1999. Also as of December 31, 1999, Mr. Goldberg is in possession of certain of the Company's equipment with an approximate net book value of $9,000. Additionally, the Company has recorded a separate receivable of $3,314 due from Mr. Goldberg. See also the discussion in Note C related to options issued to Mr. Goldberg and later canceled by the Board of Directors. Mr. Goldberg's counsel has stated that it is Mr. Goldberg's position that the Company does not have the right to cancel options previously issued to Mr. Goldberg and that Mr. Goldberg does not intend to relinquish those options.


NOTE F -- LITIGATION
The Company knows of no litigation pending, threatened, or contemplated, or unsatisfied judgments against it, or any proceedings of which the Company or any of its subsidiaries is a party, except as specified below. The Company knows of no legal actions pending or threatened, or judgment entered against any of its officers or directors or any of its Subsidiaries in their capacities as such. However, the Company has a dispute with Mr. Goldberg, as discussed in Note E.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and comparison of our financial condition and results of operations as of and for the three months ended March 31, 2000 and as of and for the three months ended March 31, 1999. This discussion should be read in conjunction with the financial statements, the notes to the financial statements, and the other financial data included elsewhere in this prospectus.

The three months ended March 30, 2000 compared with the three months ended March 30, 1999

     Our net loss increased from $171,000 in 1999 and to $1,475,000 in 2000. This $1,304,000 increase is primarily the result of higher expenses in two categories. Compensation related to the issuance of common stock options issued for services, and cash compensation, increased $1,244,000. Costs and expenses in 2000 of our Internet operations totaled $503,000.

      Total revenues increased from $619,000 in 1999 to $708,000 in 2000, an $89,000 (or 14%) increase. Live entertainment revenue increased by $67,000 due to an increase in attendance. Cost of sales - live entertainment increased from $380,000 in 1999 to $415,000 in 2000. The largest component of this $35,000 (or 9%) increase is labor costs and related costs and benefits, including entertainers' salaries of the entertainers.

     Radio revenue increased from $183,000 in 1999 to $196,000 in 2000. This $13,000 (or 7%) increase is primarily the result of an increase in advertising revenues due to a combination of an increase in advertisers. Cost of sales - radio increased from $125,000 in 1999 to $127,000 in 2000. This $2,000 (or 1%) increase is consistent with the increase in radio revenues and is primarily the result of increases in compensation.

     We commenced our Internet division on June 28, 1999. For the quarter ended March 30, 2000 this division has focused on completing its team of Internet engineers, programmers, web site developers, content developers, and sales and marketing staff. We are now concentrating on establishing strategic relationships with e-commerce partners, traffic partners and content development. Costs and expenses for the period ended March 30, 2000 for the Internet division totaling $503,000 are comprised of, $362,000 in salaries, contract labor and related expenses, $72,000 in professional fees, $32,000 in travel and entertainment, $19,000 in rent, and $18,000 in other operating costs.

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

     We are continuing to modify an analysis of the working capital needed to develop our Internet business. Working capital needs include retail website, development, advertising and marketing, rich media development, affiliate program development and e-commerce development. Currently, working capital is not sufficient to fund the Internet division and its needs for additional staff for the next year. We have been issuing stock to Internet division employees and consultants to fund salaries, wages and consulting fees thereby reducing the requirement for working capital.

 	Depreciation and amortization increased from $31,000 in 1999 to $44,000 in 2000. This $13,000 (or 41%) increase is primarily due to additions to property and equipment of $160,000 for 1999 and $157,000 in 2000. In February 1999 the comedy club completed a $150,000 remodeling project. The remodeling costs are being amortized over the nine-year life of the lease. During the three months ended March 31, 2000, the Company acquired computer and other equipment for its Internet division.

     Management and administrative fees - affiliate increased from $42,000 in 1999 to $70,000 in 1999. This $28,000 (or 66%) increase is due to a change in the monthly charges from $14,000 per month in the prior year to $23,500 per month in the current year.

     General and administrative costs increased from $170,000 in 1999 to $1,383,000 in 1999. This $1,213,000 increase is primarily attributable to an increase in compensation costs of $1,244,000 associated with stock options issued accounted for in accordance with SFAS 123 and APB 25.

     Interest expense remained consistent at approximately $27,000 per quarter. There has been no significant change in the Company's debt structure. The Company has not variable interest rate debt, therefore the expense is anticipated to remain consistent.

Liquidity and Capital Resources

     As of March 30, 2000, we had a working capital deficit of $1,428,000. Despite a loss of $1,475,000, net cash used in operating activities was $111,000 primarily due to common stock options granted and common stock issued for services of $1,346,000. We have been able to issue common stock for services thereby reducing the need for working capital.

     Our ability to continue as a going concern will largely depend on our ability to extend existing debt obligations, generate working capital through debt or equity financing and profitable operations. Working capital deficiencies have hindered our ability to fund certain business segments. Working capital is needed to further develop both existing lines of business and new lines of business and the new Internet line of business. The likelihood of obtaining the necessary equity financing is uncertain at this time (see the discussion of recent sales of unregistered securities, below).

     We have been able for the three months ended March 30, 2000 to finance some of our operations through the issuance of common stock in exchange for services. In 2000, we issued 304,701 shares of common stock valued at $368,000 or an average of $1.21 per share. In 1999, we issued 189,775 shares of common stock valued at approximately $89,000 or an average of $.0.47 per share. In February 1998, our common stock was delisted from NASDAQ, which adversely affected the price of the stock.

     Commencing with the new lease for the Comedy Works space in Larimer Square in Denver, Colorado, effective January 1, 1998, Comedy Works began a significant remodeling project. The remodeling was completed in February 1999. The total remodeling costs were $300,000 of which $150,000 was paid by the landlord (lessor) as tenant improvements and Comedy Works paid $150,000. The landlord (lessor) has agreed to finance our portion of the remodeling cost payable monthly at 12% per annum over 10 years. The monthly payments are $2,300.

      Working capital is needed for marketing the Internet site. Although we have not yet determined the marketing budget, we currently anticipate spending $45,000 on both traditional and Internet advertising. We also purchased a radio station in Lead, South Dakota. The agreement required a $20,000 non-refundable down payment, with the remaining $280,000 payable monthly over 15 years upon the approval of the transfer of the license by the FCC. As of February 10, 2000, all steps, including the expiration of the time for public objections, necessary to transfer the license had been completed. We estimate that we will approximately $250,000 for construction and equipment to commence operations, which we expect to finance through working capital and equipment leasing or other forms of debt financing.

     We also have increased our staff related to Internet web development, Internet advertising and marketing. The monthly obligation for salaries and overhead is approximately $50,000. First 2 Market, the Internet segment subsidiary, does not yet generate significant revenues and is not expected to be profitable until second or third quarter 2000. Currently, we have limited working capital and do may have sufficient working capital to meet our existing debt obligations and other working capital needs contemplated under various definitive agreements.

     Through March 30, 2000, we raised approximately $350,000 in private placement equity financing through the sale of common, but there can be no assurance that we would be successful in raising the additional equity financing needed as contemplated under the letters of intent or the definitive agreements executed in 1999. In some cases, we have not yet completed our due diligence procedures, which include an analysis of the working capital needed. For those letters of intent for which we are still performing due diligence and other evaluation procedures, it is not possible to estimate the working capital needed to consummate these agreements and execute the business plan.

     A valuation allowance offsetting our net deferred tax asset has been established to reflect management's evaluation that it is more likely than not that all of the deferred tax assets will not be realized.

     During the period from inception (January 17, 1985) to March 31, 2000, we incurred cumulative net losses of approximately $20,484,000 and, as of March 31, 2000, had an excess of current liabilities over current assets of approximately $1,428,000 and is in default on certain notes payable. These conditions raise substantial doubt about our ability to continue as a going concern. We are dependent upon obtaining additional financing, and/or extending our existing debt obligations, and/or obtaining additional equity capital and ultimately achieving profitable operations. We have no arrangements in place for such equity or debt financing and no assurance can be given that such financing will be available at all or on terms acceptable to us. Any additional equity or debt financing may involve substantial dilution to the interests of our shareholders as well as warrants and options holders. If we are unable to obtain sufficient funds to satisfy our cash requirements, we may be forced to curtail operations, dispose of assets or seek extended payment terms from our vendors. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     Our plans with regard to the ability to continue as a going concern include continued raising of equity financing in the U.S. and/or international markets, restructuring of its debt obligations and undertaking mergers or acquisitions to improve market share or operational synergies and improving efficiency of operations. There are no assurances that any of these events will occur or that our plan will be successful.

     We do not have sufficient revenues to generate income from operations; therefore, it is necessary for us to increase revenues either by expansion or by acquisition or significantly reduce our operating costs. We have been able to issue stock for management and accounting services, thereby reducing the need for cash to pay for operating expenses. If we were unable to issue stock for services, because there would be no liquidity for the stock, this would have a severe impact upon the Company and its ability to operate. The value of services paid by issuance of stock was approximately $368,000 for the three months ended March 31, 2000. Net cash used in operations was approximately $111,000 for the three months ended March 31, 2000 and, unless operations become more profitable, we may not have sufficient cash for use in operations through December 2000.

PART II - OTHER INFORMATION

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


First Entertainment Holding Corp.

DATE:  May 22, 2000                 /s/ Doug Olson
Doug Olson
President


DATE: May 22, 2000                  /s/ Howard B. Stern
                                    Howard B. Stern
                                    Chief Executive Officer