Form 10QSB
period 2000-06-30
FIRST ENTERTAINMENT HOLDING CORP
filed 2000-08-21
CIK 803170

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2000                   Commission File Number 0-15435


                        FIRST ENTERTAINMENT HOLDING CORP.
                        ---------------------------------
               (Exact name of Company as specified in its charter)



              NEVADA                                     84-0974303
              ------                                     ----------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                      5495 Marion Street, Denver, CO 80216
                      ------------------------------------
              (Address of principal executive offices) (Zip code)

         Company's telephone number, including area code (303) 382-1500


--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since since last report.)

Indicate by check whether the Company (1) has filed                   1)  Yes  X
all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the                     2)  Yes  X
preceding 12 months (or for such shorter period that the Company was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                                                Number of Shares
   Class                                        Outstanding at August 15, 2000
   -----                                        ------------------------------
   Common stock, $.008 par value                        27,295,570 shares
   Class A Preferred Stock, $.001 par value                 10,689 shares
   Class B Preferred Stock, $.001 par value                      0 shares

                        FIRST ENTERTAINMENT HOLDING CORP.
                          FORM 10-QSB QUARTERLY REPORT
                                TABLE OF CONTENTS


                                                                           PAGE

PART I - FINANCIAL INFORMATION
         ITEM 1. Consolidated Financial Statements

         Consolidated Balance Sheet as of June 30,2000
         (Unaudited) and December 31, 1999                                   3


         Consolidated Statements of Operations (Unaudited)
         for three months and six months ended June 30, 2000 and 1999        5


         Consolidated Statements of Cash Flows (Unaudited)
         for the six months ended June 30, 2000 and 1999                     6


         Notes to Consolidated Financial Statements (Unaudited)              8


         ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      15

PART II - OTHER INFORMATION

         Items 1 through 6                                                  19

         SIGNATURE                                                          23

               FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                          June 30,  December 31,
                                                            2000        1999
                                                            ----        ----
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                           $    5,427   $   85,783
     Accounts receivable trade, net
       of allowance for doubtful accounts of $8,740          68,562      135,664
     Related party receivables                               17,271       46,609
     Inventories                                             19,137       20,247
     Prepaid expenses and other current assets               31,497       23,577
     ---------------------------------------------------------------------------
                                                            141,894      311,880
     ---------------------------------------------------------------------------
PROPERTY AND EQUIPMENT
     Equipment and furniture                                367,827      701,607
     Building and leasehold improvement                     388,214      590,924
     Land                                                      --        125,000
     ---------------------------------------------------------------------------
                                                            756,041    1,417,531
     ---------------------------------------------------------------------------

     Less accumulated depreciation                          371,432      749,799
     ---------------------------------------------------------------------------
                                                            384,609      667,732
     ---------------------------------------------------------------------------

OTHER ASSETS
     License, net of accumulated
       amortization                                            --        647,814
     Web site and content development costs,
       net of accumulated amortization of $2,000
       and $0, respectively                                  43,000         --
     Net assets held for sale                               509,121         --
     Other                                                    2,100       26,231
     ---------------------------------------------------------------------------
                                                            554,221      674,045
     ---------------------------------------------------------------------------

     TOTAL ASSETS                                        $1,080,724   $1,653,657
     ===========================================================================


         "See accompanying notes to consolidated financial statements."



                  FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS, continued
                                      (Unaudited)

                                                             June 30,      December 31,
                                                               2000           1999
                                                               ----           ----

LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit):

CURRENT LIABILITIES
     Accounts payable                                      $    199,333    $    296,163
     Accrued liabilities                                        285,098         206,479
     Accrued interest                                           428,588         448,826
     Deferred revenues                                             --            13,000
     Notes payable and current portion of long-term debt        415,106         917,373
     Notes payable, related parties                              26,500           7,080
     ----------------------------------------------------------------------------------

     Total current liabilities                                1,354,625       1,888,921
     ----------------------------------------------------------------------------------

LONG TERM DEBT, NET OF CURRENT PORTION                          177,621         242,076
---------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
CLASS A PREFERRED STOCK, 1,500,000 shares
     Authorized, 10,689 shares issued and outstanding,
     Liquidation value $15,000                                       10              10

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $.001 par value; authorized
         5,000,000 shares
         Class B preferred stock no shares
           issued and outstanding                                  --              --
         Class C preferred stock no shares
           issued and outstanding                                  --              --
     Common stock, $.008 par value; authorized
         50,000,000 shares; 18,747,411 and 12,480,835
           shares issued and outstanding                        149,981          99,847
     Capital in excess of par value                          22,448,964      18,751,618
     Accumulated (deficit)                                  (22,686,466)    (19,009,413)
     Deferred compensation                                         --           319,402
     Stock held in Escrow                                      (364,058)           --
     ----------------------------------------------------------------------------------

                                                               (451,532)       (477,350)
     ----------------------------------------------------------------------------------

     TOTAL LIABILITIES AND STOCKHOLDERS
          EQUITY (DEFICIT)                                 $  1,080,724    $  1,653,657
     ==================================================================================


            "See accompanying notes to consolidated financial statements."

                                           4

                                FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)


                                                               For the three months ended      For the six months ended
                                                                June 30,         June 30,       June 30,       June 30,
                                                                  2000            1999            2000           1999
                                                                  ----            ----            ----           ----
REVENUE:
         Live entertainment                                  $    362,794    $    372,188    $    866,011    $    833,667
         Radio                                                       --              --              --              --
         Internet                                                 101,038            --           110,068            --
-------------------------------------------------------------------------------------------------------------------------
                                                                  463,832         372,188         976,079         833,667
-------------------------------------------------------------------------------------------------------------------------


COSTS AND EXPENSES:
         Cost of sales - live entertainment                       362,584         362,382         777,567         742,785
         Cost of sales - radio                                       --              --              --              --
         Cost of sales - internet                               1,654,412            --         2,157,097            --
         Depreciation and amortization                             30,932          11,821          53,881          22,958
         Management and administrative fees,
           affilates                                               47,000          50,000         117,500          92,218
         Selling, general and administrative                      581,576         802,655       1,964,609         995,352
-------------------------------------------------------------------------------------------------------------------------
                                                                2,676,504       1,226,858       5,070,654       1,853,313
-------------------------------------------------------------------------------------------------------------------------

OPERATING LOSS                                                 (2,212,672)       (854,670)     (4,094,575)     (1,019,646)

OTHER INCOME (EXPENSE)
         Interest expense                                         (16,725)        (18,090)        (22,865)        (33,838)
         Balzac settlement                                           --              --           358,000            --
         Other                                                    (19,388)         22,040             319           6,523
-------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE MINORITY INTEREST                                  (2,248,785)       (850,720)     (3,759,121)     (1,046,961)

MINORITY INTEREST IN NET LOSS                                        --              --              --              --
-------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE DISCONTINUED OPERATIONS                            (2,248,785)       (850,274)     (3,759,121)     (1,046,961)

INCOME FROM DISCONTINUED OPERATIONS                                46,355          12,720          82,068          37,993
-------------------------------------------------------------------------------------------------------------------------


NET INCOME (LOSS)                                            $ (2,202,430)   $   (837,554)   $ (3,677,053)   $ (1,008,968)
-------------------------------------------------------------------------------------------------------------------------

PER SHARE DATA: Basic and Diluted
      Net Income (loss) per share,
        continuing operations, Basic and Diluted                    (0.14)   $      (0.08)          (0.27)   $      (0.10)
      Net Income (loss) per share, minority interest                    *               *               *               *
      Net Income (loss) per share, discontinued operations              *               *            0.01               *
      Net Income (loss) per common share,
          Basic and Diluted                                         (0.14)   $      (0.08)          (0.26)   $      (0.10)

WEIGHTED-AVERAGE NUMBER OF
SHARES OUTSTANDING                                             15,270,179      10,530,332      14,093,586      10,058,472
=========================================================================================================================

* Less than $.01 per share


                              "See accompanying notes to consolidated financial statements"

                                                         5


                    FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                       For the six months   For the six months
                                                          ended June 30,      ended June 30,
                                                              2000                 1999
                                                              ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                     $(3,677,053)        $(1,008,968)
     Adjustments to reconcile net
          income (loss) to net cash
          from operations
              Depreciation and
               amortization                                     93,694              64,322
              Common stock issued
               for services                                  3,032,420             360,533
              Common stock options                             319,402              52,172
              Other                                             (6,662)              3,717
         Changes in operating assets and liabilities
              (Increase) decrease in
                  Receivables                                    7,038              (4,196)
                  Inventories                                    1,110              (2,211)
              Increase (decrease) in
                  Accounts payable                             (86,673)           (141,263)
                  Accrued liabilities                          105,855             (29,729)
                  Deferred revenue                             (13,000)               --
------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:                                         (223,869)            (90,623)
------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures - net                               (209,861)            (13,020)
     Investments and other                                        --                (6,556)
------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                        (209,861)            (19,576)
------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on debt                                (22,627)            (46,342)
     Proceeds from debt, related party                          25,000                --
     Proceeds from issuance of common stock                    351,001             241,000
     -------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                         353,374             194,658
------------------------------------------------------------------------------------------


                                             6


                    FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                        (Unaudited)


                                                               2000               1999
                                                               ----               ----

NET INCREASE (DECREASE) IN CASH                                (80,356)             84,459

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                           85,783             109,450
------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                            $     5,427         $   193,909
==========================================================================================



Supplemental Schedule of Noncash
Investing and Financing Activities

Accounts payable converted to common stock                 $      --           $    92,372
==========================================================================================

Note payable issued for leasehold improvements             $      --           $   150,000
==========================================================================================

Common stock isued for services                            $ 3,032,420         $   360,533
==========================================================================================

Common stock options issued for services                   $   319,402         $   652,172
==========================================================================================

Common stock issued for life insurance premiums            $      --           $    30,000
==========================================================================================


              "See accompanying notes to consolidated financial statements."

                                             7

FIRST ENTERTAINMENT HOLDING CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION
------------------------------

General
-------
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial information is unaudited but includes all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary to present fairly, the information set forth. The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements that are included in the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 1999.

The results for the interim period are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 2000. The Company believes that this six-month report filed on Form 10-QSB is representative of its financial position and its results of operations and changes in cash flows for the periods ended June 30, 2000 and 1999.

In March 2000, the Board of Directors approved the name change of the Company to F2 Network, Inc. The name change is subject to shareholder approval.

Going Concern
-------------
During the period from inception (January 17, 1985) to June 30, 2000, the Company has incurred cumulative net losses of approximately $22,686,000 and, as of June 30, 2000, had an excess of current liabilities over current assets of approximately $1,213,000 and was in default on certain notes payable. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company does not have sufficient revenues to generate income from operations; therefore, it is necessary for the Company to increase revenues either by expansion or by acquisition or significantly reduce its operating costs. The Company has been able to issue stock for management and accounting services, thereby reducing the need for cash to pay for operating expenses. If the Company would be unable to issue stock for services, because of limited liquidity for the stock or otherwise, this would have a severe impact upon the Company and its ability to operate. The value of services paid by issuance of stock was approximately $3,032,000 for the six months ended June 30, 2000. Net cash used in operations was approximately $224,000 for the six months ended June 30, 2000 and, unless operations become profitable, the Company may not have sufficient cash for use in operations through December 31, 2000.

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

The Company is dependent upon obtaining additional financing, and/or extending its existing debt obligations, and/or obtaining additional equity capital and ultimately achieving profitable operations. The Company has no arrangements in place for such equity or debt financing and no assurance can be given that such financing will be available at all or on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the interests of the Company's shareholders as well as warrants and options holders. However, the Company has received proceeds from the sale of restricted common stock of $351,000 through June 30, 2000.

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

The Company has been able to issue stock for management and accounting services, thereby reducing the need for cash to pay for operating expenses. If the Company would be unable to issue stock for services, because there would be no liquidity for the stock, this would have a severe impact upon the Company and its ability to operate. The value of services paid by issuance of stock was approximately $3,032,000 for the six months ended June 30, 2000. Net cash used in operations was approximately $224,000 for the six months ended June 30, 2000, and unless operations become more profitable, the Company may not have sufficient cash for use in operations through December 31, 2000.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

New Accounting Standards
------------------------
The FASB has recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 established standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. This Statement is effective for fiscal years beginning after June 30, 1999. The adoption of this statement had no impact on the Company's consolidated financial statements.


NOTE B - BUSINESS DEVELOPMENTS
------------------------------

Balzac, Inc.
------------
In April 1996, the Company acquired certain assets of Balzac, Inc. ("Balzac") a private company that manufactures and distributes toys, including a product line of toy balls. The assets and rights acquired consisted of an exclusive license for Australia, inventory of Balzac toys and various other rights. During 1996, a dispute arose between the Company and Balzac and Balzac asserted a violation of the Purchase Agreement. Subsequent to December 31, 1998 Balzac informed the Company that it had filed Chapter 11 Bankruptcy proceedings. As a result of these events, the Company had written off its entire investment in Balzac.

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

Choice Sports Network, Inc.
---------------------------
The Company signed a letter of intent to merge with Choice Sports Network, Inc.
(CHSP) with the intent to create a major sports and entertainment internet company. Upon consummation of the merger, the agreement called for each shareholder of First Entertainment Holdings to receive a number of shares of common stock in CHSP having a weighted average trading price for the 20 days preceding the closing date equal to $1.00 U.S. for each share of FTET held. After additional due diligence, and due to lack of funding required to be provided to the Company by CHSP, Company allowed the letter of intent to expire.

W3, Inc.
--------
The Company formed W3, Inc. as a wholly-owned subsidiary, to acquire and operate a radio station in Lead, South Dakota. In February 2000, the Company agreed to issue 252,818 shares of restricted common stock to be held in escrow as security for a $280,000 note payable from W3, Inc. The note payable was part of the $300,000 consideration in exchange for the licenses, rights and certain other assets. The station is not yet operating. The note, which has no stated interest rate, is payable in monthly installments of $1,556 beginning in March 2000. W3, Inc. was late with one of its payments on the note and the noteholder threatened a lawsuit to accelerate the repayment of the note so the entire amount of the note would be due immediately. W3, Inc. is attempting to work with the noteholder to resolve matters and have made subsequent payments on time.

American Communications Enterprises, Inc
----------------------------------------
In April 2000, we entered into a letter of intent to sell all the assets related to our radio business to American Communications Enterprises, Inc. ("ACE"). These assets include the Gillette, Wyoming radio station as well as the construction permit from the FCC for the new radio station in Lead, South Dakota and all the tangible and intangible assets related to those stations. Subject to entering into a definitive agreement and other conditions, the letter of intent provides that ACE has will pay $2,990,000 in the form of ACE common stock for these assets. The purchase price will be reduced by the amount of liens, mortgages and other encumbrances against the radio stations as far as the construction costs associated with placing the Lead, South Dakota radio station on the air. An additional $10,000 in cash is to be paid at the closing in addition to the portion of the purchase price being paid in shares of ACE common stock. Although we are working with ACE to reach a definitive agreement, there is no assurance that a definitive agreement will be reached or that the transaction will be completed. The letter of intent provides that we will not attempt to sell the radio stations to any other parties prior to August 6, 2000 while we negotiate the definitive agreement. The letter of intent also provides that we will refund the $10,000 earnest money deposit if the sale of the radio stations has not occurred by October 6, 2000 and we are unable to demonstrate that we are ready, willing and able to complete the transaction and all the conditions to closing have been satisfied. We continue to negotiate with ACE on a definitive agreement. If this transaction is consummated, the Company expects to record a gain of approximately $2,000,000.

If this sale is not completed, the Company intends to seek other opportunities to sell the radio operations. Accordingly, the net assets of the radio operations have been reflected on the accompanying consolidated balance sheet as assets held for sale. The components of the net assets held for sale as of June 30, 2000 are as follows:

          Current assets                                    $  99,733
          Property and equipment, net                         392,500
          Other assets, net                                   638,675
          Current liabilities                                (495,768)
          Long-term liabilities                              (126,019)
                                                            ---------
          Net assets held for sale                          $ 509,121
                                                            =========


Summary operating results for the six months ended June 30, 2000 are as follows:


          Revenues                                          $ 412,857
          Costs and expenses                                 (330,789)
                                                            ---------
          Net income                                        $  82,068
                                                            =========


NOTE C - STOCKHOLDERS' EQUITY
-----------------------------

During the six months ending June 30, 2000, the Company, in a private placement offering, sold 609,232 shares of common stock, and options to purchase 325,998 shares of common stock at exercise prices from $0.50 to $0.65, resulting in net proceeds of $351,000.

Also during the six months ending June 30, 2000, the Company issued 5,404,526 shares of common stock for consulting services and employee compensation valued at approximately $3,032,000.

In March 1999, the Board of Directors authorized the issuance of options to the president, each member of the Board of Directors and a consultant to purchase up to a total of 3,050,000 shares of common stock at prices ranging from $0.21 per share to $0.53 per share. The exercise price was equal to the closing bid price for the Company's common stock on the date of the grant. The exercise of options for 1,200,000 shares was contingent on the closing bid price of the Company's common stock of at least $1.00 on the last trading day for 1999 and the exercise of options for 950,000 shares was contingent upon the execution of two separate definitive agreements by December 31, 1999. In September 1999, the Board of Directors determined to cancel 2,075,000 options issued in March 1999. Mr. Goldberg, a director at that time, opposed this resolution by the Board. Mr. Goldberg's counsel has stated that it is Mr. Goldberg's position that the Company does not have the right to cancel options previously issued to Mr. Goldberg and that Mr. Goldberg does not intend to relinquish those options. Of the total 2,075,000 options cancelled, 1,000,000 were issued to Mr. Goldberg.

In May 1999, the Board of Directors authorized the issuance of stock options to each Board of Director as Director compensation. Each Director has options to purchase 250,000 shares of common stock at $1.34 become exercisable on each of January 1, 2000, January 1, 2001 and January 1, 2002. For the options to vest, each current Director must be a Director on the anniversary dates noted above. In August 1999, a new director was elected to the Board of Directors and he was granted options to purchase 250,000 shares of common stock at $1.89 per share become exercisable on each of January 1, 2000, 2001 and 2002. These options have been rescinded.

During the six months ended June 30, 2000 the Company issued options to purchase 425,000 shares of common stock to its employees. The options, which vest through December 2001, may be exercised at prices from $0.31 to $0.63 through 2002.

The Company has elected to continue with the accounting treatment for stock options and warrants issued to employees under APB 25, which is an intrinsic value-based method, and has adopted SFAS 123, which is a fair value based method of accounting for stock options.

For the six months ended June 30, 2000, the Company recognized compensation of $873,000 for 1,270,000 options granted during that period that were accounted for in accordance with SFAS 123 and APB 25 and $319,000 of compensation related to options issued in prior periods. The options may be exercised from $0.50 to $2.00 through 2005.


NOTE D - SOFTWARE, WEB SITE AND RICH MEDIA CONTENT DEVELOPMENT COSTS
--------------------------------------------------------------------

The Company utilizes American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", to account for software and similar costs. In accordance with SOP 98-1, the Company expenses costs incurred in the preliminary project stage and, thereafter, capitalizes costs incurred in developing or obtaining internal use software. Certain related costs, such as maintenance and training, are expensed as incurred. The Company capitalizes certain direct costs of developing the portion of its website and rich media content. Capitalized software costs will be amortized over a period of not more than 3 years after the software is placed into operation. Capitalized software costs are subject to impairment evaluation in accordance with SFAS 121.


NOTE E - RELATED PARTY TRANSACTIONS
-----------------------------------

The Company outsources certain administrative, management and accounting functions to a company that was, until July 2000, wholly-owned by a current director and president of the Company. Monthly fees for such services were $21,000 for the period January 1, 1998 through August 31, 1999; thereafter the fees were reduced to $14,000. During the six months ended June 30, 2000, the fees were $23,500 per month. Total fees paid by cash and by the issuance of common stock for the six months ended June 30, 2000 were approximately $117,500. Effective July 1, 2000, the officer sold the Company to his sister.

Another entity, 43% of which is owned by the same director and president, performs other administrative functions for the Company on an as-needed, hourly basis. The Company also leases computer equipment from this related entity and has amounts due to this entity of $5,580 as of June 30, 2000. Total fees paid by cash and by the issuance of common stock for the six months ended June 30, 2000 were approximately $2,000.

In March 2000, the Company's president loaned the Company $25,000 at 9%. The note payable is not collateralized and due on demand.

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


NOTE F - LITIGATION
-------------------

The Company knows of no other litigation pending, threatened, or contemplated, or unsatisfied judgments against it, or any proceedings of which the Company or any of its subsidiaries is a party, except as specified below. The Company knows of no other legal actions pending or threatened, or judgment entered against any of its officers or directors or any of its Subsidiaries in their capacities as such, except as disclosed in Note B and as specified below.

On March 27, 2000, we filed a complaint in the District Court for Arapahoe County, Colorado against Mr. Goldberg, the Securities Investor Protection Corporation, and the U.S. Internal Revenue Service. In the Complaint, we alleged that, during Mr. Goldberg's tenure as an officer and director, Mr. Goldberg engaged in fraudulent activities, breached his fiduciary duties, and acted negligently, all of which resulted in our suffering damages. In the Complaint, we are seeking compensatory and punitive damages from Mr. Goldberg, the return of Company property, and a declaration that stock options granted to Mr. Goldberg were fraudulently obtained, were void, and that Mr. Goldberg must repay us for the options that he exercised before we became aware of the true facts after granting the options in March 1999. The SIPC and IRS were included as Defendants in this matter because the SIPC holds a judgment against Mr. Goldberg that it is attempting to collect and has claimed an interest in the stock options that we are seeking to void, and the IRS has assessed a tax lien against Mr. Goldberg that it is seeking to collect. A third party, Sterling Consulting Corp., has indicated that it will seek to intervene in this matter because it is attempting to collect on a debt owed by Mr. Goldberg. Mr. Goldberg has filed an Answer denying our claims. Mr. Goldberg has not asserted any counterclaims against us in this matter. The IRS has sought to remove this matter to the U.S. District Court for the District of Colorado, but the IRS has not determined whether it will participate in this matter or seek to be dismissed. SIPC has moved to be dismissed from this matter because it believes that its interests are adequately protected in the Denver District Court matter described in the next paragraph; we have not opposed SIPC's motion to be dismissed.

SIPC's attempts to collect its judgment against Mr. Goldberg are pending in the District Court, City and County of Denver, State of Colorado. The primary parties to that case are SIPC, as real party in interest, and Mr. Goldberg, as defendant. We first became involved in this matter on September 20, 1999, when an order was issued directing us to turn over to that court any of Mr. Goldberg's property which we held. We responded to the order by stating that we did not hold any property belonging to Mr. Goldberg; however, we also informed the court that Mr. Goldberg may claim we owe him options as described above, and that we dispute his claims to options. In January 2000, the court issued another order which referred to our dispute with Mr. Goldberg over the options and which directed that if, after our dispute with Mr. Goldberg was resolved, it was determined that we did owe securities to Mr. Goldberg, those securities should be deposited with the court. We intend to fully comply with the court's orders as soon as our dispute with Mr. Goldberg is resolved. However, after the court issued the January 2000 order, SIPC filed a motion seeking to hold us in contempt because SIPC felt that we did not adequately respond to the September 1999 order. SIPC filed this motion despite the fact that (1) we did not have any of Mr. Goldberg's property or even any tangible evidence of property that Mr. Goldberg may claim, and (2) we did provide to SIPC's counsel and to the court the minutes of Board meetings during which the Board discussed the issuance and cancellation of options as described above. SIPC's motion for a contempt order was denied at a hearing of the court on May 3, 2000, and an additional hearing was scheduled before the Denver District Court on June 22, 2000 to determine whether any March 11, 1999 options belong to Mr. Goldberg and should be turned over to the court. On June 23, 2000, the Court ordered us to provide a letter to the Court indicating that the March 11, 1999 options existed in order to avoid a contempt citation. We provided the required letter and have appealed the Court's decision.

In June 2000, the seller of the radio station we are purchasing threatened a lawsuit to require immediate repayment of the $280,000, 15-year note we delivered as payment because we were late with a monthly payment. We have made subsequent payments on time and are attempting to work with the seller to resolve this dispute.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     The following is a discussion and comparison of our financial condition and results of operations as of and for the three and six months ended June 30, 2000. This discussion should be read in conjunction with the financial statements, the notes to the financial statements, and the other financial data included elsewhere in this filing.

The three months ended June 30, 2000 compared with the three months ended June 30, 1999.
------------------------------------------------------------------------------

     Our net loss increased from $838,000 in 1999 and to $2,202,000 in 2000. This $1,364,000 increase is primarily the result of the costs and expenses incurred in our Internet operations, which were not started until June 28, 1999, totaling $1,654,000. This total includes compensation related to the issuance of common stock options issued for services, and cash compensation.

     Total revenues increased from $372,000 in 1999 to $463,000 in 2000, a $91,000 (or 24%) increase. Revenue from our Internet division was $101,000 in the 2000 period. We commenced our Internet division on June 28, 1999. For the quarter ended June 30, 2000, this division has focused on completing and altering its team of Internet engineers, programmers, web site developers, content developers, and sales and marketing staff, as well as concentrating on establishing strategic relationships with e-commerce partners, traffic partners and content development. Costs and expenses for the quarter ended June 30, 2000 for the Internet division totaled $1,654,000. This total consists of $1,197,000 in salaries, contract labor and related expenses, $152,000 in advertising costs, $58,000 in professional fees, and $247,000 in other operating costs that include internet hosting, telecommunications, rent, and travel and entertainment, and other expenses.

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

     Live entertainment revenue decreased by $9,000 during the three months ended June 30, 2000 compared to the three months ended June 30, 1999 due to a decrease in attendance. Cost of sales - live entertainment remained consistent from June 30, 1999 to June 30, 2000 at $362,000 for each quarter.

     Radio revenue, which is presented as discontinued operations in the accompanying statement of operations, increased from $202,000 in 1999 to $216,000 in 2000. This $4,000 (or 7%) increase is primarily the result of an increase in advertising revenues of $18,000, due to a combination of increased ad spots and an increase in rates. This increase is offset by a decrease in concert income of $10,000, as no concerts were held during the three months ended June 30, 2000. Cost of sales - radio decreased from $153,000 in 1999 to $137,000 in 2000. This $16,000 (or 12%) decrease is due primarily to the decrease in concert expenses.

     Depreciation and amortization on the accompanying statement of operations increased from $12,000 in 1999 to $31,000 in 2000. The total increase of $19,000 is primarily due to additions to property and equipment of $160,000 in 1999 and $165,000 in 2000. In February 1999, the comedy club completed a $150,000 remodeling project. The remodeling costs are being amortized over the nine-year life of the lease. During 2000, the Company acquired computer and other equipment for its Internet division.

     Management and administrative fees - affiliate decreased from $50,000 in 1999 to $47,000 in 2000. This $3,000 (or 7%) decrease is due to a change in the monthly charges from $22,000 per month in the prior year to $23,500 per month in the current year. Effective June 1, 2000, the affiliated entity was sold and the related charges are included in general and administrative expenses, not in this line item.

     General and administrative costs decreased from $803,000 in 1999 to $582,000 in 2000. This $221,000 (or 27%) decrease is primarily attributable to a decrease in compensation costs related to the issuance of options accounted for in accordance with SFAS 123 and APB25.

     Interest expense as presented on the accompanying statement of operations decreased from $18,000 in 1999 to $17,000 in 2000. This decrease is due to scheduled principal amortization. There has been no significant change in the Company's debt structure. The Company does not have variable interest rate debt, therefore the expense is anticipated to remain consistent.


The six months ended June 30, 2000 compared with the six months ended June 30, 1999.
------------------------------------------------------------------------------

     Our net loss increased from $1,009,000 in 1999 to $3,677,000 in 2000. This $2,668,000 increase is primarily the result of the previously mentioned higher expenses in our Internet division. Costs and expenses in 2000 of our Internet operations, which were not started until June 28, 1999, totaled $2,157,000. This total includes compensation related to the issuance of common stock options issued for services, and cash compensation.

     Total revenues increased from $834,000 in 1999 to $976,000 in 2000, a $142,000 (or 17%) increase. Live entertainment revenue increased by $32,000 due to an increase in attendance in the first quarter and an increase in liquor and food pricing. Cost of sales - live entertainment increased from $743,000 in 1999 to $778,000 in 2000, a $35,000 (or 5%) increase. The largest component of this $19,000 (or 2%) increase is labor costs and related costs and benefits, including entertainers' salaries of the entertainers.

     Radio revenue, which is included in discontinued operations, increased from $385,000 in 1999 to $413,000 in 2000. This $28,000 (or 7%) increase is primarily the result of an increase in advertising revenues due to a combination of an increase in advertisers and an increase in rates. Cost of sales - radio, which is also included in discontinued operations decreased from $279,000 in 1999 to $265,000 in 2000. This $14,000 (or 5%) decrease was due to a $10,000 transmitter repair in 1999 due to a lightning strike. The remaining decease was due to a decrease in music licensing fees.

     We commenced our Internet division on June 28, 1999. For the quarter ended June 30, 2000, this division has focused on completing its team of Internet engineers, programmers, web site developers, content developers, and sales and marketing staff. We are now concentrating on establishing strategic relationships with e-commerce partners, traffic partners and content development. Costs and expenses for the six months ended June 30, 2000 for the Internet division totaled $2,157,000. This total is comprised of $1,559,000 in salaries, contract and consulting labor and related expenses, $212,000 in advertising expenses, $111,000 in professional fees; and $275,000 in other operating costs that include internet hosting, telecommunications, rent, and travel and entertainment expenses.

     Depreciation and amortization increased from $23,000 in 1999 to $54,000 in 2000. This $31,000 increase is primarily due to additions to property and equipment of $160,000 for 1999 and $211,000 in 2000. In February 1999, the comedy club completed a $150,000 remodeling project. The remodeling costs are being amortized over the nine-year life of the lease. During the six months ended June 30, 2000, the Company acquired computer and other equipment for its Internet division.

     Management and administrative fees - affiliate increased from $92,000 in 1999 to $117,000 in 2000. This $25,000 (or 27%) increase is due to a change in the monthly charges from $18,000 per month in the prior year to $23,500 per month in the current year. Effective June 1, 2000, the affiliated entity was sold and the related charges are included in general and administrative expenses, not in this line item; accordingly only two months are included in the second quarter.

     General and administrative costs increased from $995,000 in 1999 to $1,965,000 in 2000. This $970,000 increase is primarily attributable to an increase in compensation costs related to stock options that are accounted for in accordance with SFAS 123 and APB 25. Also, wages increased $285,000 and public relations increased $90,000.

     Interest expense decreased from $34,000 in 1999 to $23,000 in 2000. This decrease is due to scheduled principal amortization. There has been no significant change in the Company's debt structure. The Company does not have variable interest rate debt, therefore the expense is anticipated to remain consistent.

Liquidity and Capital Resources.
--------------------------------

     As of June 30, 2000, we had a working capital deficit of $1,213,000. Despite a loss of $3,677,000, net cash used in operating activities was only $224,000 primarily due to common stock options granted and common stock issued for services of $3,032,000. We have been able to issue common stock for services, thereby reducing the need for working capital.

     Our ability to continue as a going concern will largely depend on our ability to extend existing debt obligations, generate working capital through debt or equity financing and profitable operations. Working capital deficiencies have hindered our ability to fund certain business segments. Working capital is needed to further develop both existing lines of business and new lines of business. The likelihood of obtaining the necessary equity financing is uncertain at this time (see the discussion of recent sales of unregistered securities, below).

     We have been able for the six months ended June 30, 2000 to finance some of our operations through the issuance of common stock in exchange for services. In 2000, we issued 5,404,526 shares of common stock valued at $3,032,000 or an average of $0.56 per share. In 1999, we issued 189,775 shares of common stock valued at approximately $89,000 or an average of $0.47 per share.

     Commencing with the new lease for the Comedy Works space in Larimer Square in Denver, Colorado, effective January 1, 1998, Comedy Works began a significant remodeling project. The remodeling was completed in February 1999. The total remodeling costs were $300,000 of which $150,000 were paid by the landlord (lessor) as tenant improvements, and Comedy Works paid $150,000. The landlord (lessor) has agreed to finance our portion of the remodeling cost payable monthly at 12% per annum over 10 years. The monthly payments are $2,300.

     Working capital is needed for marketing the Internet site. Although we have not yet determined the marketing budget, we currently anticipate spending $45,000 per month on both traditional and Internet advertising. We also purchased a radio station in Lead, South Dakota. The agreement required a $20,000 non-refundable down payment, with the remaining $280,000 payable monthly over 15 years upon the approval of the transfer of the license by the FCC. As of February 10, 2000, all steps, including the expiration of the time for public objections, necessary to transfer the license had been completed. We estimate that we will require approximately $250,000 for construction and equipment to commence operations, which we expect to finance through working capital and equipment leasing or other forms of debt financing.

     We also have increased our staff related to Internet web development, Internet advertising and marketing. The monthly obligation for salaries and overhead is approximately $50,000. First 2 Market, the Internet segment subsidiary, does not yet generate significant revenues. Currently, we have limited working capital and do may have sufficient working capital to meet our existing debt obligations and other working capital needs contemplated under various definitive agreements.

     Through June 30, 2000, we raised $351,000 in private placement equity financing through the sale of common, but there can be no assurance that we would be successful in raising the additional equity financing needed as contemplated under the letters of intent or the definitive agreements executed by the Company. In some cases, we have not yet completed our due diligence procedures, which include an analysis of the working capital needed.

     A valuation allowance offsetting our net deferred tax asset has been established to reflect management's evaluation that it is more likely than not that all of the deferred tax assets will not be realized.

     During the period from inception (January 17, 1985) to June 30, 2000, we incurred cumulative net losses of approximately $22,686,000 and, as of June 30, 2000, had an excess of current liabilities over current assets of approximately $1,609,000 and are in default on certain notes payable. These conditions raise substantial doubt about our ability to continue as a going concern. We are dependent upon obtaining additional financing, and/or extending our existing debt obligations, and/or obtaining additional equity capital and ultimately achieving profitable operations. We have no arrangements in place for such equity or debt financing and no assurance can be given that such financing will be available at all or on terms acceptable to us. Any additional equity or debt financing may involve substantial dilution to the interests of our shareholders as well as warrants and options holders. If we are unable to obtain sufficient funds to satisfy our cash requirements, we may be forced to curtail operations, dispose of assets or seek extended payment terms from our vendors. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

     To this end, the Company signed a letter of intent to merge with Choice Sports Network, Inc. (CHSP) with the intent to create a major Sports and Entertainment Internet Company. Upon consummation of the merger, the agreement called for each shareholder of First Entertainment Holdings to receive a number of shares of common stock in CHSP having a weighted average trading price for the 20 days preceding the closing date equal to $1.00 U.S. for each share of FTET held. After additional due diligence, and due to lack of funding required to be provided to the Company by CHSP, we allowed the letter of intent to expire.

     We do not have sufficient revenues to generate income from operations; therefore, it is necessary for us to increase revenues either by expansion or by acquisition or significantly reduce our operating costs. We have been able to issue stock for management and accounting services, thereby reducing the need for cash to pay for operating expenses. If we were unable to issue stock for services, because there would be no liquidity for the stock, this would have a severe impact upon the Company and its ability to operate. The value of services paid by issuance of stock was approximately $3,032,000 for the six months ended June 30, 2000. Net cash used in operations was approximately $224,000 for the three months ended June 30, 2000 and, unless operations become more profitable, we may not have sufficient cash for use in operations through December 2000.

PART II - OTHER INFORMATION
---------------------------

Item 1: Legal Proceedings

     We know of no litigation pending, threatened, or contemplated, or unsatisfied judgments against us, or any proceedings of which we or any of our subsidiaries is a party, except as specified below. We know of no legal actions pending or threatened, or judgment entered against any of our officers or directors or any of our subsidiaries in their capacities as such, except as specified below.

     During 1997 and 1998, we, some of our officers and directors and other unrelated parties received requests for information from the U.S. Securities and Exchange Commission ("SEC") related to an investigation begun by the SEC during 1997 into various matters. On August 2, 1999, the SEC filed a civil complaint against A.B. Goldberg and us in the U.S. District Court in Denver, Colorado. The SEC alleges in its complaint that we failed to disclose compensation paid to Mr. Goldberg in our 1995 and 1996 annual reports and in a registration statement and our proxy statement filed us in 1997. In response to this allegation, we have disclosed these amounts in the "Executive Compensation" section below. The SEC also alleges that we failed to timely file some of our periodic reports. The SEC sought a permanent injunction against future violations of securities laws by us. On October 22, 1999, we entered into a consent order with the SEC. In the second week of August, the Board held an emergency meeting and Mr. Goldberg resigned as an officer. Mr. Goldberg later resigned as a director. He currently holds no position with the Company. Without admitting or denying the allegations made by the SEC, we agreed not to engage in violations of the securities laws in the future. As a result of entering into the consent decree, the civil complaint against us was dismissed. The SEC also made the following allegations concerning Mr. Goldberg:

o That Mr. Goldberg received compensation of approximately $350,000 that was not disclosed in our public filings.

o That Mr. Goldberg attempted to conceal the compensation by directing the payment of money and stock through his wife, including the issuance of stock that allegedly was not approved by our Board Of Directors.

o That Mr. Goldberg failed to properly disclose his securities holdings in the Company and changes in those holdings. The SEC seeks a permanent injunction, disgorgement, civil money penalties, and an officer and director bar against Mr. Goldberg. Mr. Goldberg has informed us that he intends to vigorously defend the claims made against him.

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

     We reached an agreement with Balzac to settle these disputes. Pursuant to this agreement, which has been approved by the Bankruptcy Court, Balzac paid us $358,000 in cash and we issued Balzac options to purchase 200,000 shares of our common stock at $2.00 per share, 310,000 shares of common stock at $1.00 per share, and 65,000 shares of common stock at $1.40 per share. These options expire three years after issuance. The transfer of the shares underlying these options is covered by this prospectus.

     On March 27, 2000, we filed a complaint in the District Court for Arapahoe County, Colorado against Mr. Goldberg, the Securities Investor Protection Corporation, and the U.S. Internal Revenue Service. In the Complaint, we alleged that, during Mr. Goldberg's tenure as an officer and director, Mr. Goldberg engaged in fraudulent activities, breached his fiduciary duties, and acted negligently, all of which resulted in our suffering damages. In the Complaint, we are seeking compensatory and punitive damages from Mr. Goldberg, the return of Company property, and a declaration that stock options granted to Mr. Goldberg were fraudulently obtained, were void, and that Mr. Goldberg must repay us for the options that he exercised before we became aware of the true facts after granting the options in March 1999. The SIPC and IRS were included as Defendants in this matter because the SIPC holds a judgment against Mr. Goldberg that it is attempting to collect and has claimed an interest in the stock options that we are seeking to void, and the IRS has assessed a tax lien against Mr. Goldberg that it is seeking to collect. A third party, Sterling Consulting Corp., has indicated that it will seek to intervene in this matter because it is attempting to collect on a debt owed by Mr. Goldberg. Mr. Goldberg has filed an Answer denying our claims. Mr. Goldberg has not asserted any counterclaims against us in this matter. The IRS has sought to remove this matter to the U.S. District Court for the District of Colorado, but the IRS has not determined whether it will participate in this matter or seek to be dismissed. SIPC has moved to be dismissed from this matter because it believes that its interests are adequately protected in the Denver District Court matter described in the next paragraph; we have not opposed SIPC's motion to be dismissed.

     SIPC's attempts to collect its judgment against Mr. Goldberg are pending in the District Court, City and County of Denver, State of Colorado. The primary parties to that case are SIPC, as real party in interest, and Mr. Goldberg, as defendant. We first became involved in this matter on September 20, 1999, when an order was issued directing us to turn over to that court any of Mr. Goldberg's property which we held. We responded to the order by stating that we did not hold any property belonging to Mr. Goldberg; however, we also informed the court that Mr. Goldberg may claim we owe him options as described above, and that we dispute his claims to options. In January 2000, the court issued another order which referred to our dispute with Mr. Goldberg over the options and which directed that if, after our dispute with Mr. Goldberg was resolved, it was determined that we did owe securities to Mr. Goldberg, those securities should be deposited with the court. We intend to fully comply with the court' orders as soon as our dispute with Mr. Goldberg is resolved. However, after the court issued the January 2000 order, SIPC filed a motion seeking to hold us in contempt because SIPC felt that we did not adequately respond to the September 1999 order. SIPC filed this motion despite the fact that (1) we did not have any of Mr. Goldberg's property or even any tangible evidence of property that Mr. Goldberg may claim, and (2) we did provide to SIPC's counsel and to the court the minutes of Board meetings during which the Board discussed the issuance and cancellation of options as described above. SIPC's motion for a contempt order was denied at a hearing of the court on May 3, 2000, and an additional hearing was scheduled before the Denver District Court on June 22, 2000 to determine whether any March 11, 1999 options belong to Mr. Goldberg and should be turned over to the court. On June 23, 2000, the Court ordered us to provide a letter to the Court indicating that the March 11, 1999 options existed in order to avoid a contempt citation. We provided the required letter and have appealed the Court's decision.

     In June 2000, the seller of the radio station we are purchasing threatened a lawsuit to require immediate repayment of the $280,000, 15-year note we delivered as payment because we were late with a monthly payment. We have made subsequent payments on time and are attempting to work with Mr. Encke to resolve this dispute.


     In May 1997, David Spolter and Faige Spolter filed a lawsuit against us in the Superior Court of the State of California. The plaintiffs alleged various federal and state securities violations and sought recovery of their $75,000 investment plus damages. On July 1, 1998, we entered into a settlement agreement whereby we agreed to pay the Spolters $150,000; $25,000 was paid upon execution of the Settlement Agreement and the remaining $125,000 was payable in monthly installments of $5,000 a month until July 15, 1999 at which time all unpaid principal and interest was due and payable. On July 15, 1999, we paid the remaining principal and interest and the note has been paid in full.

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


                                          First Entertainment Holding Corp.

DATE:  August 21, 2000                    /s/ Doug Olson
                                          --------------
                                          Doug Olson
                                          President


DATE:  August 21, 2000                    /s/ Howard B. Stern
                                          -------------------
                                          Howard B. Stern
                                          Chief Executive Officer