Form 10QSB
period 2000-09-30
FIRST ENTERTAINMENT HOLDING CORP
filed 2000-11-15
CIK 803170

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549
                        FORM 10-QSB


         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly
Period Ended September 30, 2000  Commission File Number 0-15435



               FIRST ENTERTAINMENT HOLDING CORP.
 (Exact name of Small Business Issuer as specified in its charter)



         NEVADA                                  84-0974303
 (State or other jurisdiction of
 incorporation or organization)   (IRS Employer Identification No.)

            5495 Marion Street, Denver, CO 80216
  (Address of principal executive offices)   (Zip code)

      (Issuer's telephone number)      (303) 382-1500


  (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check whether the       1)  Yes      X       No ------
Company (1) has filed all
reports required to be filed
by Section 13 or 15(d)
of the Securities Exchange
Act of 1934 during the              2)  Yes      X       No ------
preceding 12 months (or for
such shorter period that
the Company was required to
file such reports), and
(2) has been subject to such
filing requirements for
the past 90 days.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                               Number of Shares
                                               Outstanding at
   Class                                       November 6, 1999
----------------------------------------------------------------
   Common stock, $.008 par value               44,745,932 shares
   Class A Preferred Stock, $.001 par value        10,689 shares



                     FIRST ENTERTAINMENT HOLDING CORP.
                       FORM 10-QSB QUARTERLY REPORT
                           TABLE OF CONTENTS


                                                                    PAGE

PART I - FINANCIAL INFORMATION

   ITEM 1. Consolidated Financial Statements

     Consolidated Balance Sheet as of September 30, 2000
      (Unaudited) and December 31, 1999                                3


     Consolidated Statements of Operations (Unaudited)
      for three months and nine months ended
      September 30, 2000 and 1999                                      5


     Consolidated Statements of Cash Flows  (Unaudited)
      for the nine months ended September 30, 2000 and 1999            7


     Notes to Consolidated Financial Statements (Unaudited)            9


   ITEM 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                    12

PART II - OTHER INFORMATION

   Items 1 through 6                                                  14

    SIGNATURE                                                         15








                             FIRST ENTERTAINMENT HOLDING CORP.
                               CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)


                                                 September 30,      December 31,
                                                     2000               1999
ASSETS
CURRENT ASSETS
Cash and cash equivalents                       $ 51,510            $ 85,783
Accounts receivable trade, net of allowance
   for doubtful accounts of  $8,740 and $8,740   168,047             135,664
Related party receivables                        161,146              46,609
Inventories                                       20,117              20,247
Prepaid expenses and other current assets         31,773              23,577
----------------------------------------------------------------------------
                                                 432,593             311,880
----------------------------------------------------------------------------
PROPERTY AND EQUIPMENT
   Equipment and furniture                       716,721             701,607
   Building and leasehold improvement            779,127             590,924
   Land                                          125,000             125,000
   -------------------------------------------------------------------------
                                               1,620,848           1,417,531
----------------------------------------------------------------------------
Less accumulated depreciation                    844,233             749,799
----------------------------------------------------------------------------
                                                 776,615             667,732
----------------------------------------------------------------------------
OTHER ASSETS
License, net of accumulated
  amortization of $666,575 and  $545,697         863,807             647,814
Web site and content development
  net of accumulated amortization of costs, of
  $5,000 and $0                                   40,000                   -
Other                                             25,520              26,231
                                                 929,328             674,045
----------------------------------------------------------------------------

TOTAL ASSETS                                  $2,138,536          $1,653,657
============================================================================


"See accompanying notes to consolidated financial statements."




FIRST ENTERTAINMENT HOLDING CORP.
CONSOLIDATED BALANCE SHEETS, continued
(Unaudited)

                                                September 30,       December 31,
                                                   2000                1999
LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit):

CURRENT LIABILITIES
Accounts payable                                   $770,171            $296,163
Accrued liabilities                                 314,489             206,479
Accrued interest                                    469,733             448,826
Deferred revenues                                         -              13,000
Notes payable and current portion of
  long term debt                                    844,055             917,373
Notes payable, related parties                       34,367               7,080
-------------------------------------------------------------------------------
Total current liabilities                         1,901,815           1,888,921
-------------------------------------------------------------------------------

LONG TERM DEBT, NET OF CURRENT PORTION              547,822             242,076
-------------------------------------------------------------------------------

COMMITMENT AND CONTINGENCIES

CLASS A PREFERRED STOCK, 1,500,000 shares
    Authorized, 10,689 shares issued and outstanding,
    liquidation value $15,000                            10                  10

STOCKHOLDERS' EQUITY (Deficit):
Preferred stock, $.001 par value; authorized
  5,000,000 shares;
  Class B preferred stock no
       shares issued and outstanding                      -                   -
  Class C preferred stock, no shares issued               -                   -
Common stock, $.008 par value; authorized
  50,000,000 shares; 34,458,244 and 12,480,835
  shares issued and outstanding                     275,666              99,847
Capital in excess of par value                   23,497,300          18,751,618
Accumulated deficit                             (24,188,018)        (19,009,413)
Deferred compensation                                                   319,402
Stock held in escrow                               (364,058)                  -
--------------------------------------------------------------------------------
                                                   (779,110)           (477,340)
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT):                              $2,138,536          $1,653,657
  ==============================================================================


"See accompanying notes to consolidated financial statements."



                              FIRST ENTERTAINMENT HOLDING CORP.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)

                         For the three months ended    For the nine months ended
                         September 30, September 30, September 30, September 30,
                                 2000        1999         2000           1999
REVENUE:
Live Entertainment            $489,253     $405,696     $ 1,355,264   $1,213,826
      Radio                    224,845      234,344         637,702      619,508
      Internet                  28,370        9,072         138,438        9,072
--------------------------------------------------------------------------------
                               742,468      649,112       2,131,403    1,842,406
--------------------------------------------------------------------------------

COSTS AND EXPENSES:
     Cost of sales -
      live entertainment       416,008      368,734       1,193,575    1,111,519
     Cost of sales - radio     144,110      165,192         408,979      444,147
     Cost of sales -
      Internet               1,132,875      347,214       3,289,972      347,214
     Depreciation and
      Amortization              63,746       27,819         157,440       92,441
     Management and
      administrative
      fees, affiliates               -       60,000         117,500      116,000
      Selling, general and
      Administrative           469,291      542,661       2,433,900    1,507,697
--------------------------------------------------------------------------------
                             2,226,030    1,511,620       7,601,366    3,621,018
--------------------------------------------------------------------------------

OPERATING LOSS FROM
CONTINUING OPERATIONS       (1,483,562)    (862,508)     (5,469,963) (1,776,612)

OTHER INCOME (EXPENSE)
    Interest expense           (44,177)     (28,899)       (100,125)    (89,319)
    Balzac settlement                -            -         358,000           -
    Other                       26,250        2,149          33,483       3,923
--------------------------------------------------------------------------------

LOSS BEFORE MINORITY
    INTEREST                (1,501,489)    (835,758)     (5,178,605) (1,862,008)

MINORITY INTEREST IN NET LOSS
    OF AFFILIATES                    -            -               -           -
--------------------------------------------------------------------------------
NET INCOME (Loss)          $(1,501,489)   $(835,758)    $(5,178,605)$(1,862,008)
================================================================================


PER SHARE DATA: Basic
and Diluted
Net Income (loss) per share,
  continuing operations,
  Basic and Diluted        $       (06)   $    (.07)     $     (.29) $      (.17)
Net income(loss) per share,
  discontinued operations,
  Basic and Diluted                  *            *               *            *
Net income (loss) per
  common share, Basic
  and Diluted              $      (.06)   $    (.07)      $    (.29) $      (.17)

WEIGHTED-AVERAGE NUMBER
OF SHARES OUTSTANDING       25,585,803   11,168,870      17,926,798  10,654,6192
================================================================================

* Less than $.01 per share

"See accompanying notes to consolidated financial statements "






                           FIRST ENTERTAINMENT HOLDING CORP.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                  For the nine months          For the nine months
                                  ended September 30,         ended September 30,
                                          2000                         1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                          $ (5,178,605)              $(1,862,008)
Adjustments to reconcile net
  income (loss) to net cash
     from operations
      Impairment write down                           -                    15,000
      Depreciation and amortization             157,440                    92,441
      Common Stock issued for services        3,333,384                   627,225
      Amortization of deferred compensation     319,402                   627,225
      Common Stock options issued               873,060                   703,920
      Loss on disposal of property and equipment
   Changes in operating assets and liabilities
      (Increase) decrease in
         Receivables                           (146,920)                  (21,959)
         Inventories                                130                    (3,567)
         Other                                   (1,487)                  (16,879)
      Increase (decrease) in
         Accounts payable                       411,009                    42,746
         Accrued liabilities                    128,917                    41,064
         Deferred revenues                      (13,000)                        -
            Net cash provided by (used in)
              discontinued operations                 -                    (1,371)
-----------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                        (116,670)                 (383,388)
-----------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures - net                     (248,317)                  (49,142)
Other                                                 -                    22,381
-----------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                           (248,317)                  (26,761)
-----------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt                      (45,286)                 (143,723)
Proceeds from debt                               25,000                  (143,723)
Proceeds from issuance of common
and preferred stock                             351,000                   676,875
-----------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                           330,714                   533,152
-----------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                 (34,273)                  123,003

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD   85,783                    18,049
-----------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD       $ 51,510                  $141,052
===================================================================================

"See accompanying notes to consolidated financial statements."



SUPPLEMENTED SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES


                                              For the nine       For the nine
                                              months ended       months ended
                                              September 30,      September 30,
                                                 2000              1999

Common stock issued for service               3,333,384          627,225
=========================================================================

Common stock options issued                     873,060        1,028,773
=========================================================================

Common stock issued for escrow                  364,508          627,225
=========================================================================

Amortization of deferred compensation           319,402          627,225
=========================================================================

Notes and accounts payable issued for
  licensing fees                                280,000           90,000
=========================================================================

Note payable issued for leasehold
  Improvements                                        -          150,000
=========================================================================

Accounts payable converted to common stock            -           94,339
=========================================================================

Common stock issued for life
  insurance premiums                                  -           30,000
=========================================================================



                   FIRST ENTERTAINMENT HOLDING CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

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

Going Concern
During the period from inception (January 17, 1985) to September 30, 2000, the Company has incurred cumulative net losses of approximately $24,188,000 and, as of September 30, 2000, had an excess of current liabilities over current assets of approximately $1,937,000 and was in default on certain notes payable. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company does not have sufficient revenues to generate income from operations; therefore, it is necessary for the Company to increase revenues either by expansion or by acquisition or significantly reduce its operating costs. The Company has been able to issue stock for management and accounting services, thereby reducing the need for cash to pay for operating expenses. If the Company would be unable to issue stock for services, because of limited liquidity for the stock or otherwise, this would have a severe impact upon the Company and its ability to operate. The value of services paid by issuance of stock was approximately $3,333,000 and $873,000 by the issuance of options for the nine months ended September 30, 2000. Net cash used in operations was approximately $117,000 for the nine months ended September 30, 2000 and, unless operations become profitable, the Company may not have sufficient cash for use in operations through December 31, 2000.

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

The Company is dependent upon obtaining additional financing, and/or extending its existing debt obligations, and/or obtaining additional equity capital and ultimately achieving profitable operations. The Company has no arrangements in place for such equity or debt financing and no assurance can be given that such financing will be available at all or on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the interests of the Company's shareholders as well as warrant and option holders. However, the Company has received proceeds from the sale of restricted common stock of $351,000 for the nine months ended September 30, 2000.

If the Company is unable to obtain sufficient funds to satisfy its cash requirements, it may be forced to curtail operations, dispose of assets or seek extended payment terms from its vendors. Management is currently considering the sale of certain of the Company's assets to meet its current cash flow needs. The Company has signed a letter of intent to sell its radio operations. There are no arrangements in place for any other asset sales and no assurance can be given that the letter of intent will generate a finalized agreement or that any sales will be available at all or on terms acceptable to the Company.

The Company has been able to issue stock for management and accounting services, thereby reducing the need for cash to pay for operating expenses. The Company currently has less than 10,000- shares of authorized but unissued shares available for issuance other than shares reserved for issuance upon the exercise of outstanding options and warrants. The Company is seeking stockholder approval to increase its authorized capital to 250,000,000 shares at a stockholders meeting scheduled for December 2000. If the Company would be unable to issue stock for services, because there are no shares available or there would be no liquidity for the stock, this would have a severe impact upon the Company and its ability to operate. The value of services paid by issuance of stock and options was approximately $4,206,000 for the nine months ended September 30, 2000. Net cash used in operations was approximately $117,000 for the nine months ended September 30, 2000, and unless operations become profitable, the Company may not have sufficient cash for use in operations through December 31, 2000.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


NOTE B - BUSINESS DEVELOPMENTS

Choice Sports Network, Inc.
The Company signed a letter of intent to merge with Choice Sports Network, Inc. (CHSP) with the intent to create a major sports and entertainment internet company. Upon consummation of the merger, the agreement called for each shareholder of First Entertainment Holdings to receive a number of shares of common stock in CHSP having a weighted average trading price for the 20 days preceding the closing date equal to $1.00 U.S. for each share of FTET held. After additional due diligence, and due to lack of funding required to be provided to the Company by CHSP, Company allowed the letter of intent to expire.

W3, Inc.
The Company formed W3, Inc. as a wholly-owned subsidiary, to acquire and operate a radio station in Lead, South Dakota. In February 2000, the Company agreed to issue 252,818 shares of restricted common stock to be held in escrow as security for a $280,000 note payable from W3, Inc. The note payable was part of the $300,000 consideration in exchange for the licenses, rights and certain other assets. The station is not yet operating. The note, which has no stated interest rate, is payable in monthly installments of $1,556 beginning in March 2000. W3, Inc. was late with one of its payments on the note and the noteholder threatened a lawsuit to accelerate the repayment of the note so the entire amount of the note would be due immediately. W3, Inc. is attempting to work with the noteholder to resolve matters and has made subsequent payments on time.

American Communications Enterprises, Inc
In April 2000, we entered into a letter of intent to sell all the assets related to our radio business to American Communications Enterprises, Inc. The letter of intent expired with no definitive agreement being signed.

The Company had no active negotiations with respect to the sale of the radio station as of September 30, 2000.


NOTE C - STOCKHOLDERS' EQUITY
During the nine months ended September 30, 2000, the Company, pursuant to exemptions from registration, sold 609,232 shares of common stock, and options to purchase 325,998 shares of common stock at exercise prices from $0.50 to $0.65, resulting in net proceeds of $351,000.

Also during the nine months ended September 30, 2000, the Company issued 21,115,259 shares of common stock for consulting services and employee compensation valued at approximately $3,333,000.

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

During the nine months ended September 30, 2000 the Company issued options to purchase 425,000 shares of common stock to its employees. The options, which vest through December 2001, may be exercised at prices from $0.31 to $0.63 through 2002.

The Company has elected to continue with the accounting treatment for stock options and warrants issued to employees under APB 25, which is an intrinsic value-based method, and has adopted SFAS 123, which is a fair value based method of accounting for stock options.

For the nine months ended September 30, 2000, the Company recognized compensation of $873,000 for 1,270,000 options granted during that period that were accounted for in accordance with SFAS 123 and APB 25 and $319,000 of compensation related to options issued in prior periods. The options may be exercised from $0.50 to $2.00 through 2005.

The Board's decision to cancel options and issue other options as described above was based on a determination, for the reasons described above, that the Company did not receive sufficient value to justify the original grant of the options that were cancelled or that the options no longer provided incentive to the option holders due to the high exercise price of the options relative to the trading price of the common stock at that time. The new options were granted subject to vesting terms that the Board believed provided more incentive for the performance of the recipients of those options and more closely aligned the interests of the recipients with our shareholders.

All the options described which were held by the directors and officers on September 15, 2000 have been relinquished by those persons so that each may participate in the Company's 2000 Management Compensation Plan described below.

On September 15, 2000, the Board of Directors determined that the outstanding options held by officers and directors no longer provided incentive due to the high exercise price of the options relative to the trading price of the common stock at that time. The Board then enacted the 2000 Management Compensation Plan to compensate directors, officers and consultants and to provide incentives for those persons in acting on behalf of the Company. In order to participate in the Management Compensation Plan, officers and consultants were required to relinquish any options previously granted to them. Options to purchase common stock have been issued pursuant to the Management Compensation Plan, and 5,000,000 shares of common stock and additional options to purchase common stock were authorized to be issued.

All recipients of shares and options under the Management Compensation Plan were officers and employees at the time of grant except for a consultant providing accounting and administrative services. The options are exercisable at a price of $.08 per share until September 15, 2005. The closing sales price for the common stock on September 15, 2000 was $.08. The options are exercisable 25% immediately and 25% on each of the first three anniversaries of the date of grant provided that the recipient continues to be a director, officer, employee or consultant at that respective time. In addition, the options provide that when the last sales price for the common stock is at least $.16 per share for three consecutive trading days, the option holder may elect to exchange each option exercisable at $.08 per share for two options exercisable at $.16 per share. Similarly, the option holder may exchange each of his options for two options to purchase one share of common stock each at $.32 per share at such time as the last sales price for the common stock is at least $.32 per share for three consecutive trading days. If these price levels are attained and if all the recipients of the initial options to purchase 5,000,000 shares of common stock elect to exchange them for options exercisable at each of the higher prices, options to purchase a total of 20,000,000 shares would be outstanding at an exercise price of $.32 per share.

Participants will not be issued the shares authorized by the Management Compensation Plan, and the Participants may not exercise the options granted pursuant to the Management Compensation Plan, unless either our authorized capital is increased to at least 75,000,000 shares of common stock or the Board otherwise determines that the Company's authorized capital, assuming issuance of the shares and exercise of options granted pursuant to the Management Compensation Plan, is sufficient to satisfy the Company's needs. Stockholder approval of an increase in authorized capital to 250,000,000 shares is being sought at a special meeting scheduled for December 2000.


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


NOTE E - RELATED PARTY TRANSACTIONS
The Company outsourced certain administrative, management and accounting functions to a company that was, until July 2000, wholly-owned by a current director and president of the Company. Monthly fees for such services were $21,000 for the period January 1, 1998 through August 31, 1999; thereafter the fees were reduced to $14,000. During the nine months ended September 30, 2000, the fees were $23,500 per month. Total fees paid by cash and by the issuance of common stock for the nine months ended September 30, 2000 were approximately $117,500. Effective July 1, 2000, the officer sold the Company to his sister.

Another entity, 43% of which is owned by the same director and president, performs other administrative functions for the Company on an as-needed, hourly basis. The Company also leases computer equipment from this related entity and has amounts due to this entity of $5,580 as of September 30, 2000. Total fees paid by cash and by the issuance of common stock for the nine months ended September 30, 2000 were approximately $2,000.

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

On March 27, 2000, the Company filed a complaint in the District Court for Arapahoe County, Colorado against Mr. Goldberg, the Securities Investor Protection Corporation, and the U.S. Internal Revenue Service. In the Complaint, the Company alleged that, during Mr. Goldberg's tenure as an officer and director, Mr. Goldberg engaged in fraudulent activities, breached his fiduciary duties, and acted negligently, all of which resulted in our suffering damages. In the Complaint, the Company are seeking compensatory and punitive damages from Mr. Goldberg, the return of Company property, and a declaration that stock options granted to Mr. Goldberg were fraudulently obtained, were void, and that Mr. Goldberg must repay us for the options that he exercised before we became aware of the true facts after granting the options in March 1999. The SIPC and IRS were included as Defendants in this matter because the SIPC holds a judgment against Mr. Goldberg that it is attempting to collect and has claimed an interest in the stock options that we are seeking to void, and the IRS has assessed a tax lien against Mr. Goldberg that it is seeking to collect. A third party, Sterling Consulting Corp. ("Sterling"), has indicated that it will seek to intervene in this matter because it is attempting to collect on a debt owed by Mr. Goldberg. Mr. Goldberg has filed an Answer denying our claims. Mr. Goldberg has not asserted any counterclaims against the Company in this matter. The IRS has sought to remove this matter to the U.S. District Court for the District of Colorado. The IRS has been dismissed from the lawsuit. SIPC has moved to be dismissed from this matter because it believes that its interests are adequately protected in the Denver District Court matter described in the next paragraph; the Company have not opposed SIPC's motion to be dismissed. In October 2000, the Company agreed to settle the claims by Sterling in return for the issuance of 200,000 shares of restricted common stock. As a result of the dismissal of the IRS and the settlement with Sterling, the case is expected to be transferred back to the District Court for Arapahoe County.

SIPC's attempts to collect its judgment against Mr. Goldberg are pending in the District Court, City and County of Denver, State of Colorado.
The primary parties to that case are SIPC, as real party in interest, and Mr. Goldberg, as defendant. The Company first became involved in this matter on September 20, 1999, when an order was issued directing us to turn over to that court any of Mr. Goldberg's property which the Company held. The Company responded to the order by stating that the Company did not hold any property belonging to Mr. Goldberg; however, the Company also informed the court that Mr. Goldberg may claim the Company owes him options as described above, and that the Company disputes his claims to options. In January 2000, the court issued another order which referred to the Company's dispute with Mr. Goldberg over the options and which directed that if, after the Company's dispute with Mr. Goldberg was resolved, it was determined that the Company did owe securities to Mr. Goldberg, those securities should be deposited with the court. The Company intend to fully comply with the court's orders as soon as the dispute with Mr. Goldberg is resolved. However, after the court issued the January 2000 order, SIPC filed a motion seeking to hold the Company in contempt because SIPC felt that the Company did not adequately respond to the September 1999 order. SIPC filed this motion despite the fact that (1) the Company did not have any of Mr. Goldberg's property or even any tangible evidence of property that Mr. Goldberg may claim, and (2) the Company did provide to SIPC's counsel and to the court the minutes of Board meetings during which the Board discussed the issuance of options as described above. SIPC's motion for a contempt order was denied at a hearing of the court on May 3, 2000, and an additional hearing was scheduled before the Denver District Court on June 22, 2000 to determine whether any March 11, 1999 options belong to Mr. Goldberg and should be turned over to the court. On June 23, 2000, the Court ordered the Company to provide a letter to the Court indicating that the March 11, 1999 options existed in order to avoid a contempt citation. The Company provided the required letter and have appealed the Court's decision.

In June 2000, the seller of the radio station our W3, Inc. subsidiary is purchasing threatened a lawsuit to require immediate repayment of the $280,000, 15-year note we delivered as payment because W3, Inc. was late with a monthly payment. W3, Inc. has made subsequent payments on time and is attempting to work with the seller to resolve this dispute.

In August 2000, Rock Creek Holdings, Inc. ("Rock Creek") filed a complaint in the State of New York alleging breach of contract, breach of warranty, fraud and misrepresentation, and conversion with respect to a contract alleged to have been signed by Mr. Goldberg. According to Rock Creek, payment was to be in the form of options to purchase 300,000 shares of the Company's common stock at an exercise price of $0.38 per share. The complaint alleges damages of more than $876,000. The Company filed a response denying all charges and noting that the Company's Board of Directors did not approve the contract, nor the issuance of options. The Company fully intends to defend its position and has not recorded a contingent liability relating to this matter.

In October 2000, the Company received notices from the Internal Revenue Service (IRS) for past due payroll taxes, penalties and interest totaling approximately $152,000. The Company is attempting to establish an installment plan to settle these amounts, although no definitive agreement has been reached as of the date of this filing. The outstanding balance will continue to accrue interest until paid.




ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and comparison of our financial condition and results of operations as of and for the three and nine months ended September 30, 2000 and September 30, 1999. This discussion should be read in conjunction with the financial statements, the notes to the financial statements, and the other financial data included elsewhere in this filing.

The three months ended September 30, 2000 compared with the three months ended September 30, 1999.

     Our net loss increased from $836,000 in 1999 to $1,502,000 in 2000. This $666,000 increase is primarily the result of the costs and expenses incurred in our Internet operations, which were not started until June 28, 1999, totaling $1,133,000. This total includes compensation related to the issuance of common stock options issued for services, and cash compensation.

     Total revenues increased from $649,000 in 1999 to $742,000 in 2000, a $93,000 (14%) increase. Revenue from our Internet division was $28,000 in the 2000 period. We commenced our Internet division on June 28, 1999. Costs and expenses for the quarter ended September 30, 2000 for the Internet division totaled $1,133,000. This total consists of $1,197,000 in salaries, contract labor and related expenses, $152,000 in advertising costs, $58,000 in professional fees, and $247,000 in other operating costs that include internet hosting, telecommunications, rent, and travel and entertainment, and other expenses.

     The goal of this division is to continue to expand the multimedia Internet entertainment through the exploitation of our existing assets in an Internet model, in addition to the growth of our retail website development, advertising, marketing, rich media development, e-commerce and syndicated affiliate programs. We are attempting to sell advertising on the site to increase revenues. In addition, we are constantly identifying companies with compatible Internet e-commerce and for rich media development capabilities or business models that through strategic alliances, mergers or acquisitions, could help us reach our ultimate goal much sooner.

      We are continually analyzing working capital needed to develop our Internet business. Working capital needs include retail website, development, advertising and marketing, rich media development, and affiliate program development and e-commerce development. Currently, working capital is not sufficient to fund the Internet division and its other corporate needs. We have been issuing stock to Internet division employees and consultants to fund salaries, wages and consulting fees thereby reducing the requirement for working capital. We have also made some employee cuts and are attempting to reduce other expenses without damaging our business model.

      Live entertainment revenue increased by $83,000 (20%) during the three months ended September 30, 2000 compared to the three months ended September 30, 1999 due to an increase in attendance as a result of some nationally recognized acts. Cost of sales - live entertainment also increased from September 30, 1999 to September 30, 2000 as a result of the nationally recognized acts, from $369,000 in 1999 to $416,000 in 2000, a $47,000 (13%) increase. As a result, the margins increased from $37,000 to $73,000, a $36,000 (97%) increase.

      Radio revenue decreased from $234,000 in 1999 to $224,000 in 2000. This $10,000 (4%) decrease is primarily the result of a $27,000 decrease in concert revenues, due to almost one concert presented in 2000 compared to four in 1999. This decrease is offset by an increase in radio sales of $11,000 due to increased ad rates and increased spots. Further, trade show income increased $7,000 as a result of more trade shows in 2000. Cost of sales - radio decreased from $165,000 in 1999 to $144,000 in 2000. This $21,000 (13%) decrease is due primarily to the decrease in concert expenses. The gross margin in 2000 was $81,000 or 36%, compared to $69,000 or 39% in 1999.

      Depreciation and amortization on the accompanying statement of operations increased from $28,000 in 1999 to $63,000 in 2000. The total increase of $35,000 is primarily due to additions to property and equipment of $160,000 in 1999 and $165,000 in 2000. In February 1999,
the comedy club completed a $150,000 remodeling project. The remodeling costs are being amortized over the nine-year life of the lease. During 2000, the Company acquired computer and other equipment for its Internet division. The license for the W3, Inc. station is now being depreciated.

      Management and administrative fees - affiliate decreased from $60,000 in 1999 to $0 in 2000. This decrease is due to the affiliate's sale of this consulting company effective July 1, 2000. Therefore, the related charges are included in general and administrative expenses, not in this line item.

      General and administrative costs decreased from $543,000 in 1999 to $469,000 in 2000. This $74,000 (4%) decrease is primarily attributable to a $80,000 decrease in compensation costs recorded for stock issued to consultants. Professional fees decreased by approximately $29,000. These two significant decreases were offset by an increase in travel expenses.

      Interest expense as presented on the accompanying statement of operations increased from $29,000 in 1999 to $44,000 in 2000. This increase is due to interest on past due payroll taxes due to the IRS. There has been no significant change in the Company's debt structure. The Company does not have variable interest rate debt, therefore the expense is anticipated to remain consistent. However, the outstanding balance will continue to accrue interest until paid.

The nine months ended September 30, 2000 compared with the nine months ended September 30, 1999.

      Our net loss increased from $1,862,000 in 1999 to $5,179,000 in 2000. This $3,317,000 increase is primarily the result of the previously mentioned higher expenses in our Internet division. Costs and expenses in 2000 of our Internet operations, which were started in 1999, totaled $3,290,000. This total includes compensation related to the issuance of common stock options issued for services, and cash compensation.

      Total revenues increased from $1,842,000 in 1999 to $2,131,000 in 2000, a $289,000 (16%) increase. Live entertainment revenue increased by $141,000 due to an increase in attendance and an increase in liquor and food pricing. Cost of sales - live entertainment increased from $1,112,000 in 1999 to $1,194,000 in 2000, an $82,000 (7%) increase. The largest component of this increase is labor costs and related costs and benefits, including entertainers' salaries of the entertainers.

      Radio revenue increased from $620,000 in 1999 to $638,000 in 2000. This $18,000 (3%) increase is primarily the combination of an increase in advertisers and an increase in rates. The overall increase was offset by a decrease in the number of concerts presented in 2000. Cost of sales
- radio decreased from $444,000 in 1999 to $409,000 in 2000. This $35,000 (8%) decrease was due to a $10,000 transmitter repair in 1999 due to a lightning strike. The remaining decease was due to a decrease in music licensing fees and concert related expenses.

      We commenced our Internet division on June 28, 1999. Costs and expenses for the nine months ended September 30, 2000 for the Internet division totaled $3,290,000. This total is comprised of $1,559,000 in salaries, contract and consulting labor and related expenses, $212,000 in advertising expenses, $111,000 in professional fees; and $275,000 in other operating costs that include Internet hosting, telecommunications, rent, and travel and entertainment expenses.

      Depreciation and amortization increased from $93,000 in 1999 to $157,000 in 2000. This $64,000 increase is primarily due to additions to property and equipment of $160,000 for 1999 and $211,000 in 2000. In February 1999, the comedy club completed a $150,000 remodeling project. The remodeling costs are being amortized over the nine-year life of the lease. During the nine months ended September 30, 2000, the Company acquired computer and other equipment for its Internet division.

      Management and administrative fees - affiliate increased from $116,000 in 1999 to $117,000 in 2000. This slight increase is due to a change in the monthly charges from $18,000 per month in the prior year to $23,500 per month in the current year. Effective July 1, 2000, the affiliated entity was sold and the related charges are included in general and administrative expenses, not in this line item.

      General and administrative costs increased from $1,508,000 in 1999 to $2,434,000 in 2000. This $926,000 increase is primarily attributable to a $169,000 increase in compensation costs related to stock options that are accounted for in accordance with SFAS 123 and APB 25, and $319,000 of amortized compensation expense for options issued in 1999. Wages increased $113,000. Also, consulting expenses increased $88,000, professional fees increased $30,000, travel increased $84,000, and public relations increased $90,000.

      Interest expense increased from $89,000 in 1999 to $100,000 in 2000. This increase is due to interest on past due payroll taxes due to the IRS, offset by decreases due to scheduled principal amortization. There has been no significant change in the Company's debt structure. The Company does not have variable interest rate debt, therefore the expense is anticipated to remain consistent. However, the outstanding balance will continue to accrue interest until paid.

Liquidity and Capital Resources.

      As of September 30, 2000, we had a working capital deficit of $1,937,000. Despite a loss of $5,179,000, net cash used in operating activities was only $117,000 primarily due to common stock options granted and common stock issued for services of $5,080,000. We have been able to issue common stock for services, thereby reducing the need for working capital. However, we currently have less than 10,000 shares available unless an increase in our authorized capital is approved. We are requesting shareholder approval at a meeting schedule in December 2000.

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

      We have been able for the nine months ended September 30, 2000 to finance some of our operations through the issuance of common stock in exchange for services. In 2000, we issued 21,115,359 shares of common stock valued at $3,333,000 or an average of $0.16 per share. In 1999, we issued 581,584 shares of common stock valued at approximately $627,000 or an average of $1.08 per share.

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

      Working capital is needed for all operations, and especially for marketing our Internet site. While we are not currently funding any advertising, this expense has been and could be in the future as much as $45,000 per month on both traditional and Internet advertising. We do not have the capital to meet this need.

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

      We have hired staff related to Internet web development, Internet advertising and marketing. Recently, the Company has cut back on the number of employees in an effort to reduce expenses. The monthly obligation for salaries and overhead is approximately $50,000. First 2 Market, the Internet segment subsidiary, does not yet generate significant revenues. As such, we have very limited working capital and do not have sufficient working capital to meet our existing debt obligations and other working capital needs contemplated under various agreements.

      Through September 30, 2000, we raised $351,000 in private placement equity financing through the sale of common stock , but there can be no assurance that we would be successful in raising the additional equity financing needed as contemplated under the letters of intent or the definitive agreements executed by the Company. In some cases, we have not yet completed our due diligence procedures, which include an analysis of the working capital needed.

      A valuation allowance offsetting our net deferred tax asset has been established to reflect management's evaluation that it is more likely than not that all of the deferred tax assets will not be realized.

      During the period from inception (January 17, 1985) to September 30, 2000, we incurred cumulative net losses of approximately
$24,188,000 and, as of September 30, 2000, had an excess of current liabilities over current assets of approximately $1,937,000 and are in default on certain notes payable. These conditions raise substantial doubt about our ability to continue as a going concern. We are dependent upon obtaining additional financing, and/or extending our existing debt obligations, and/or obtaining additional equity capital and ultimately achieving profitable operations. We have no arrangements in place for such equity or debt financing and no assurance can be given that such financing will be available at all or on terms acceptable to us. Any additional equity or debt financing may involve substantial dilution to the interests of our shareholders as well as warrants and options holders. If we are unable to obtain sufficient funds to satisfy our cash requirements, we may be forced to curtail operations, dispose of assets or seek extended payment terms from our vendors. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

      Our plans with regard to the ability to continue as a going concern include raising of equity financing in the U.S. and/or international markets, restructuring of its debt obligations and undertaking mergers or acquisitions to improve market share or operational synergies and improving efficiency of operations. There are no assurances that any of these events will occur or that our plan will be successful.

      We do not have sufficient revenues to generate income from operations; therefore, it is necessary for us to increase revenues either by expansion or by acquisition or significantly reduce our operating costs. We have been able to issue stock for management and accounting services, thereby reducing the need for cash to pay for operating expenses. If we were unable to issue stock for services, because there would be no liquidity for the stock, this would have a severe impact upon the Company and its ability to operate. The value of services paid by issuance of stock was approximately $3,333,000 for the nine months ended September 30, 2000. Net cash used in operations was approximately $117,000 for the nine months ended September 30, 2000 and, unless operations become more profitable, we may not have sufficient cash for use in operations through December 2000 or for fiscal 2001.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

      During and following the quarter ended September 30, 2000, the following legal proceedings were instituted. Also during and following the quarter, there were no material developments in previously reported legal proceedings except as set forth below.

      During and following the quarter ended September 30, 2000, the following legal proceedings were institiued. Also during and following the quarter, there were no material developments in previously reported legal proceedings except as set forth below.

      On March 27, 2000, we filed a complaint in the District Court for Arapahoe County, Colorado against Mr. Goldberg, the Securities Investor Protection Corporation, and the U.S. Internal Revenue Service. In the Complaint, we alleged that, during Mr. Goldberg's tenure as an officer and director, Mr. Goldberg engaged in fraudulent activities, breached his fiduciary duties, and acted negligently, all of which resulted in our suffering damages. In the Complaint, we are seeking compensatory and punitive damages from Mr. Goldberg, the return of Company property, and a declaration that stock options granted to Mr. Goldberg were fraudulently obtained, were void, and that Mr. Goldberg must repay us for the options that he exercised before we became aware of the true facts after granting the options in March 1999. The SIPC and IRS were included as Defendants in this matter because the SIPC holds a judgment against Mr. Goldberg that it is attempting to collect and has claimed an interest in the stock options that we are seeking to void, and the IRS has assessed a tax lien against Mr. Goldberg that it is seeking to collect. A third party, Sterling Consulting Corp., ("Sterling"), has indicated that it will seek to intervene in this matter because it is attempting to collect on a debt owed by Mr. Goldberg. Mr. Goldberg has filed an Answer denying our claims. Mr. Goldberg has not asserted any counterclaims against the Company in this matter. The IRS has sought to remove this matter to the U.S. District Court for the District of Colorado. The IRS has been dismissed from the lawsuit. SIPC has moved to be dismissed from this matter because it believes that its interests are adequately protected in the Denver District Court matter described in the next paragraph; the Company have not opposed SIPC's motion to be dismissed. In October 2000, the Company agreed to settle the claims by Sterling in return for the issuance of 200,000 shares of restricted common stock. As a result of the dismissal of the IRS and the settlement with Sterling, the case is expected to be transferred back to the District Court for Arapahoe County.

     In June 2000, the seller of the radio station our W3, Inc. subsidiary is purchasing threatened a lawsuit to require immediate repayment of the $280,000, 15-year note we delivered as payment because W3, Inc. was late with a monthly payment. W3, Inc. has made subsequent payments on time and is attempting to work with the seller to resolve this dispute.

     In August 2000, Rock Creek Holdings, Inc. ("Rock Creek") filed a complaint in the State of New York alleging breach of contract, breach of warranty, fraud and misrepresentation, and conversion with respect to a contract alleged to have been signed by Mr. Goldberg. According to Rock Creek, payment was in the form of options to purchase 300,000 shares of the Company's common stock at an exercise price of $0.38 per share. The complaint alleges damages of more than $876,000. The Company filed a response denying all charges and noting that the Company's Board of Directors did not approve the contract, nor the issuance of options. The Company fully intends to defend its position and has not recorded a contingent liability relating to this matter.

      In October 2000, the Company received notices from the Internal Revenue Service (IRS) for past due payroll taxes, penalties and interest totaling approximately $152,000. The Company is attempting to establish an installment plan to settle these amounts, although no definitive agreement has been reached as of the date of this filing. The outstanding balance will continue to accrue interest until paid.


Item 2:     Changes in Securities
          None

Item 3:     Defaults upon Senior Securities
            None

Item 4:     Submission of Matters to a Vote of Security Holders
            None

Item 5:     Other Information
            None

Item 6:   Exhibits and Reports on Form 8-K

   (A)     Exhibits
           None

   (B)     Reports on Form 8-K
           The Company filed an 8-K on August 22, 2000 reporting an event occurring August 16, 2000.The Company filed an 8-K on September 15, 2000 reporting an event occurring September 13, 2000.
           The Company files an 8-K on November 6, 2000 reporting an event occurring November 6, 2000.




SIGNATURE

Pursuant to the requirements of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


First Entertainment Holding Corp.



DATE:  November 15, 2000                 /s/ Howard B. Stern
                                             Howard B. Stern
                                             Chief Executive Officer