Form 10KSB
period 2000-12-31
FIRST ENTERTAINMENT HOLDING CORP
filed 2001-05-07
CIK 803170

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

                                December 31, 2000

                                       OR
              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                [NO FEE REQUIRED]
                           Commission File No. 0-15435

                           F2 BROADCAST NETWORK, INC.
                        ------------------------------
           (Name of Small Business Issuer as Specified in its Charter)

              Nevada                             84-0974303
        --------------------                 -------------------
(State or Other Jurisdiction of
 Incorporation or Organization)  (I.R.S. Employer Identification Number)


            6245 NW 9th Ave, Suite 102, Ft. Lauderdale, Florida 33309
           ----------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

Registrant's telephone number, including area code:  (954) 736-1800

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

Yes   X       No

Check if there are no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X ]

State issuer's revenues for its most recent fiscal year. $ 97,238. As of May 1, 2001, there were 186,396,954 shares of common stock (the Registrant's only class of voting stock) outstanding. The aggregate market value of the 162,034,271 shares of common stock of the Registrant held by nonaffiliates* on May 1, 2001 was approximately $518,509.67 (based on the mean of the closing bid and asked prices).

Documents incorporated by reference:  None

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
        The number of shares outstanding of the issuer's Common Stock as of May 1, 2001 was 186,396,954.

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

Item 11           Security Ownership of Certain Beneficial Owners
                  And Management

Item 12           Certain Relationships and Related Transactions

PART IV

Item 13          Exhibits, Lists and Reports on Form 8K
A)       Exhibits
B)       Reports on Form 8-K

PART I

Item 1.           Description of Business

     On December 15, 1997, we changed our state of incorporation from Colorado to Nevada and changed our name to First Entertainment Holding Corp. We were originally incorporated under the laws of Colorado on January 17, 1985. On December 27, 2000, our stockholders approved a name change from "First Entertainment Holding Corp." to "F2 Broadcast Network Inc." On that date the stockholders also approved increasing our authorized common stock to 250,000,000 shares. The name change and increased capitalization became effective January 4, 2001, when we filed Articles Of Amendment to the Company's Articles Of Incorporation with the Nevada Secretary Of State.

     The name change was undertaken so that the new name matched the new focus for our Company. Beginning in late 2000, we have focused on attempting to create a new Internet video production package that may enable businesses to affordably showcase products, services, sports and entertainment events over the Internet. It is intended that this video production package, which is the current primary focus of the Company, will utilize high-speed broadband streaming technology including, potentially, satellite bandwidth transmission technologies to deliver company-created video products over the Internet. Our website is located at www.F2Network.com.

     In December 2000, we entered into a letter of intent to sell all the assets related to our radio business to Legend Communications of Wyoming, LLC. ("Legend"). These assets include the Gillette, Wyoming radio station and all the tangible and intangible assets related to that station. Subject to entering into a definitive agreement and other conditions, Legend has agreed to pay approximately $1,300,000 in cash and a 5-year note receivable for $557,000, payable in quarterly installments of $25,000, for these assets. The purchase price will be reduced by the amount of liens, mortgages and other encumbrances against the radio station. On April 6, 2001, an Asset Purchase Agreement was executed by Legend and Quality Communications, Inc. and filed with the Federal Communications Commission for their review.

     In December 2000, we entered into a letter of intent to sell all the stock and assets related to our live entertainment operations to an entity to be owned by the manager of the comedy club and one of the Company's contract consultants. These assets include the 80% of the outstanding stock of First Films, Inc. owned by the Company and all the tangible and intangible assets related to Comedy Works, Inc. and Comedy Core, Inc. Comedy Works, Inc. and Comedy Core, Inc. are wholly-owned by First Films, Inc. Subject to entering into a definitive agreement and other conditions, the purchasers have agreed to pay approximately $300,000 in cash for these assets and will assume all of the outstanding debt and obligations related to these assets. Although we are working with the purchasers to reach a definitive agreement, there is no assurance that a definitive agreement will be reached or that the transaction will be completed.

     We are  selling  these  assets to obtain  working  capital to pay  existing obligations and to concentrate on our core competency: Internet video production, hosting and delivery. It is our intention to use the net proceeds from the sale of the Company's Radio and Live Entertainment assets to pay outstanding debt obligations, to satisfy liens filed by the Internal Revenue Service in the amount of $291,893 and additional amounts due the IRS of $76,977 (for a total of $368,870),and to pay substantially all of the Company's current and past due accounts payable. Any remaining proceeds will be used to fund the Company's new Internet video production, hosting and delivery model.

     Initially, our business consisted of the production of pre-recorded travel guides and special interest videos. In 1987, we entered the radio broadcasting business by acquiring Quality Communications, Inc., a Wyoming corporation pursuant to which we operate the radio segment of our business. In 1992, we acquired a controlling interest in First Films, Inc. ("First Films"), a Colorado corporation, under which our live entertainment operations currently are undertaken and under which our film production activities previously were undertaken. Beginning in 1999, we attempted to develop relationships with Internet content providers, advertisers and gaming companies in an attempt to create an Internet site with links to entertainment and gaming content and to provide Internet site development to other parties. Beginning in January 2001, we have focused on attempting to create a new internet video production package that may enable businesses to affordably showcase products, services, sports and entertainment events over the internet. It is intended that this video production package, which is the current primary focus of the Company, will utilize high-speed broadband streaming technology including, potentially, satellite bandwidth transmission technologies to deliver company-created video products over the internet. Our website is located at www.F2Network.com.

Internet Activities

     Since 1997, we have attempted to engage in Internet related businesses. Through internal resources and relationships with other entities, we developed an Internet portal focusing on entertainment and Internet video production. The site, www.FirstEntertainment.com, included original static and video content developed and produced internally. We were also developing relationships with electronic commerce partners and offering web site development services and plans to add web site hosting capabilities. Many of the letters of intent we entered into prior to June 1999 with potential Internet partners have not led to definitive agreements and have been terminated.

     Our Internet related businesses were conducted through our First 2 Market, Inc. subsidiary. All That Media, Inc., which was acquired in June 1999, was merged into First 2 Market, Inc. in June 1999. At the time we acquired it, All That Media was a newly formed company that specialized in intellectual property development, Internet portal development and Internet advertising. We issued an option to purchase a total of 500,000 shares of common stock for $.75 per share until October 10, 2001 to the stockholders of All That Media for all the outstanding stock.. Michael Marsowicz, President and 50 percent owner of All That Media, received 250,000 of these options. Mr. Marsowicz was subsequently elected to our Board of Directors in August 1999 and also served as an officer of the Corporation. Mr. Marsowicz resigned in late 2000, and has become a very important consultant to the company.

     Also in June 1999, we acquired a start-up company named EDRON Associates, Inc. (EDRON) by issuing options to its former stockholders (including Mr. Ronald Ratner) to purchase 300,000 shares of common stock at $1.03 per share for a period of three years. EDRON was a start up company with little revenue and no proprietary or intangible assets at the time of its acquisition by us. Mr. Ratner, a principal of EDRON Associates remains with the company as a valuable consultant.

     In establishing an Internet portal at "www.FirstEntertainment.com", we were attempting to develop this site into a stand-alone Internet site focusing on the streaming of original audio and video content, live and archived, in addition to other forms of multimedia entertainment. We had attempted to provide content on the site internally, as we believed the public would be drawn to, and more interested in, original content. Thereby avoiding the expense of obtaining content from outside sources. At its height the traffic on the website approached 30,000,000 page views monthly with over 2,000,000 unique users. We believed that the comedy club and radio station businesses provided a source for content that we could leverage. We believed that we could generate revenues through advertising and sponsorships on our web site as well as through commission arrangements with operators of other web sites that were accessing additional traffic through our web site.

     In June of 2000, we entered into an agreement with PGATOUR.com to host, produce and serve a feature for them to be known as "Inside the Pressroom". This was and is an exclusive relationship that provides live and on demand video and audio interviews bringing Internet viewers right inside the media tent at each and every PGATOUR site. The revenue to be generated from this source comes through shared advertising and sponsorships. The sale of the advertising and sponsorships is a joint effort between PGATOUR, CBS Sportsline, and F2 Broadcast. Under the terms of the agreement F2 Broadcast recovers all costs first and then shares all revenue generated on a 50/50 basis. F2 Broadcast and PGATOUR have renewed this relationship for the next 18 months with expanded F2 production responsibilities; the advertising and sponsorship model remains substantially the same. The model has been expanded to include the production of video highlights, and an online made for Internet television show.

     In November of 2000, F2Broadcast made the decision to severely reduce the workforce, close down the First Entertainment website, and sell the radio and live entertainment businesses. This will permit us to concentrate on what has become the core competency of the company: Internet video production, hosting and delivery. We added two seasoned advertising consultants to guide us in the sale of advertising and sponsorships. The fulltime workforce has been reduced from a high of 40 in mid 1999 to a few contract employees in 2001. We anticipate that the steps taken within the last 12-18 months including downsizing, focusing on our core competency, and utilizing satellite and fiber optic technology and the extension of the PGATOUR agreements, will reduce losses in fiscal 2001. We have also made significant progress expanding this model by providing the same Internet video production services to manufacturers of golf products such as Titleist, Taylormade, Spalding, and media partners such as The Weather Channel and CBS Sportsline.

Radio

     In October 1987, we entered the radio broadcasting business through the acquisition of Quality Communications, Inc. "Quality Communications", a Wyoming corporation. Through Quality Communications, we operate a FM radio station, 100.7, The Fox, located in Gillette, Wyoming.

     In November 1993, the music format of the radio station was changed from a Top-40 station to a format known as the "Heart of Rock." In February 1995, the format was changed again to contemporary country. The changes have had a positive effect on its market share and gross revenues. In 1996, the radio station started promoting concerts using up and coming country and western singers. The radio station was a venue to promote the concerts to add an additional source of revenue for the radio station.

     In September 1999, we entered into an agreement with Brian Encke to purchase an FM radio station to be built in Lead, South Dakota, and the Federal Communications Commission ("FCC") permits necessary to operate the station. The $300,000 purchase price was paid by delivery of $20,000 in cash and a promissory note for $280,000, with no interest, payable over a 15-year period in monthly installments of $1,555.56. The purchase of the new station was to close after the FCC granted its consent to the assignment of the permits to the Company and all public comment periods expired. The FCC granted its consent on December 9, 1999 and the public comment period expired in January 2000. No negative comments were received and we closed the purchase of the radio station, with the purchase price being paid in the manner described above. However, the Company could not obtain the necessary funding to build this new station and the construction permit issued by the FCC expired with no option for renewal.

     In December 2000, we entered into a letter of intent to sell all the assets related to our radio business to Legend Communications of Wyoming, LLC ("Legend"). These assets include the Gillette, Wyoming radio station and all the tangible and intangible assets related to that station. Subject to entering into a definitive agreement and other conditions, Legend has agreed to pay approximately $1,300,000 in cash and a 5-year note for $500,000 for these assets. The purchase price will be reduced by the amount of liens, mortgages and other encumbrances against the radio station. The net cash proceeds are estimated to be in the range of $750,000 to $800,000. These amounts will largely be used to pay existing debt obligations, accounts payable, the IRS liens and other company obligations. On April 6, 2001, an Asset Purchase Agreement was executed by Legend and Quality Communications, Inc. and filed with the Federal Communications Commission for their review.

Live Entertainment

     First Films acquired 100 percent of the outstanding stock of Comedy Works, Inc., a Colorado corporation, on September 13, 1990 in exchange for 200,000,000 shares of common stock. Comedy Works was incorporated in 1982 and has operated a comedy club from its Larimer Square, Denver, Colorado location since that time. Comedy Works Larimer Square typically has nine shows per week and has averaged over 1,500 customers per week for the past twenty years.

     The goal of Comedy Works is to produce first-rate shows in a theater environment. Revenues are generated through both ticket sales at the door and beverage and food sales at tables. The club is open to the public only for shows, which last from 1 to 2 hours each, and number as many as three per night. Non-show times are devoted to preparing and producing a show that changes completely each week, and to promoting and marketing the nightclub.

     In December 2000, we entered into a letter of intent to sell all the stock and assets related to our live entertainment to an entity owned by the manager of the comedy club and one of the Company's contract consultants. These assets include the stock of First Films, Inc. and all the tangible and intangible assets related to Comedy Works, Inc. and Comedy Core, Inc. Comedy Works, Inc. and Comedy Core, Inc. are wholly-owned by First Films, Inc. Subject to entering into a definitive agreement and other conditions, the purchasers have agreed to pay approximately $300,000 in cash for these assets and will assume all of the outstanding debt and obligations related to these assets. Although we are working with the purchasers to reach a definitive agreement, there is no assurance that a definitive agreement will be reached or that the transaction will be completed.
Competition

Internet

     Internet related businesses are subject to intense competition. Companies with greater financial resources than ours have not been able to generate positive cash flow or profits from operating Internet related businesses. In addition, because of the large number of competitors, there is competition for Internet content and qualified computer personnel. We compete with other companies for incoming advertising to our Internet websites. The relatively low cost of entering Internet related businesses may result in additional competition in the future, despite the well-publicized failures of many Internet and "dotcom" companies in 2001 and 2000.

Radio

     Our radio station competes with seven other signals available in the area. Two of these radio signals originate from Gillette, Wyoming. We compete for listeners with these stations through our music format, on-air talent and promotional activities. The ability to charge higher advertising rates is dependent upon attracting larger listener audiences.

Live Entertainment

     Competition is intense in the comedy and music nightclub entertainment industries. On a national level, we compete for entertainers with many other comedy related companies that are better capitalized, and may have greater visibility. None of the national comedy clubs have yet established locations in Denver, although one has announced intentions of doing so. Comedy Works has been in business in Denver, Colorado for 20 years, longer than any other comedy club in the Denver area. We believe that Comedy Works provides higher-quality acts than its local competitors, reflected in the fact that it is able to charge a greater admission price than any of its local competitors.

     The main competitor of Comedy Works is individually owned and located in a shopping center in the suburbs, while Comedy Works is located in the downtown Denver area.

Licenses

     The FCC issues radio broadcasters a license to operate within their assigned frequency for seven years. These licenses, upon application, are renewable for additional seven-year periods. The FCC issued our radio station its original license on October 1, 1983, to operate at a frequency of 100.7 MHz, 24 hours a day, at 100,000 watts of effective radiated power. It was reissued in October of 1990 and 1997. During the renewal process, the public has an opportunity to express its opinion of how well the particular station is servicing its broadcast area. Extreme public negativity during this period can delay the reissuance process or result in a denial of the reissuance of the license. In addition, frequent violations of FCC rules and regulations can be cause for the denial of the station's license renewal.

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

Seasonality

Internet

     We have noted no particular seasonality with respect to our Internet segment. However, with our new business model, we are heavily concentrated in golf and the PGATOUR. Accordingly, our Internet segment may experience seasonality that tracks with the PGATOUR schedule.

Radio

     Although revenues are spread over the entire calendar year, the first quarter generally reflects the lowest and the fourth quarter generally reflects the highest revenues for each year. The increase in retail advertising each fall in preparation for the holiday season, combined with political advertising, tends to increase fourth quarter revenues.

Live Entertainment

     We have found that our highest-revenue months are from July 15 to October 15 of each year. From approximately May 15 to July 15 of each year, business is typically 30 percent below average, primarily because customers prefer outdoor activities at that time of year. During the holiday season, management has found a slight increase due to once-a-year customers on vacation and local residents hosting visiting friends or relatives.

Employees

F2 Broadcast Network, Inc. (formerly known as First Entertainment Holding Corp.)

     Currently, we employ one executive. We outsource most of our operations and
administrative   functions  to  independent   consultants  and  have  consulting
agreements with the two Directors who do not serve as executive officers.

Internet

     This division has one full-time employee and several contract, part-time personnel.

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

Item 2.   Description of Property

F2 Broadcast Network, Inc. (formerly known as First Entertainment Holding Corp.)

     Effective May 1, 2001, our executive offices will be located at 6245 NW 9th Ave., Suite 102, Ft. Lauderdale, Florida 33309. We have signed a lease for this space which requires monthly payments of $1,645 plus any charges for common area maintenance. The lease term is for two years and expires April 30, 2003.

     The executive offices were temporarily located at 6421 Congress Ave, Suite 155, Boca Raton, FL 33487; telephone (561) 241-9711. This space was provided to us by clickthemouse, Inc. as part of an arrangement between us and clickthemouse, Inc. Clickthemouse is owned by Mr. Ron Ratner, one of the owners of EDRON, which was acquired by us in 1999.

Internet

     Our Internet related businesses are conducted out of executive offices. These new offices, located at 6245 NW 9th Ave., Suite 102, Ft. Lauderdale, Florida 33309 and consist of approximately 3,000 square feet and house our satellite and Video Internet Production equipment.

     Prior to relocation of our corporate offices, the Internet operations were located at 2500 East Hallandale Beach Blvd., Suite 605, Hallandale, Florida 33009. These offices consisted of approximately 3,000 square feet and were leased pursuant to the terms of a 36-month lease which terminates in July 31, 2002. Monthly rent is approximately $3,600. In November 2000, the Company sublet the space to another tenant. However, the Company was not relieved of its obligation under the original lease.

Radio Station

     We have facilities in Gillette, Wyoming that house our radio station, 100.7 FM, The Fox. In April 1996, we purchased the land and building which houses the radio station for $300,000 and the land under which the FM tower sits for $125,000.

Live Entertainment

     The Comedy Works is located at Larimer Square in Denver, CO, and leases its premises under the terms of a 10-year lease, which expires January 31, 2008.

     Lease payments in the first year of the lease term, January 1, 1998 to December 31, 1998, were the total of (1) 8% of gross sales of alcoholic beverages, (2) 6% of gross sales of food related products and (3) 4% of gross sales relating to door admission.

     Lease payments for the period January 1, 1999 to December 31, 2003 are based on percentage rent as computed above but shall not be less than 75% of the average percentage rent paid during the three year period January 1, 1996 to December 31, 1998. Lease payments for the period January 1, 2004 to January 31, 2008 shall not be less than 75% of the average on percentage rent paid during the three year period January 1, 2001 to December 31, 2003. Average annual percentage rent paid during the period January 1, 1997 to December 31, 2000 was approximately $108,000.


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

     During 1997 and 1998, we, some of our officers and directors, and other unrelated parties received requests for information from the U.S. Securities and Exchange Commission ("SEC") related to an investigation begun by the SEC during 1997 into various matters. On August 2, 1999, the SEC filed a civil complaint against A.B. Goldberg and us in the U.S. District Court in Denver, Colorado. The SEC alleges in its complaint that we failed to disclose compensation paid to Mr. Goldberg in our 1995 and 1996 annual reports and in a registration statement and our proxy statement filed in 1997. In response to this allegation, we have disclosed these amounts in the "Executive Compensation" section below. The SEC also alleges that we failed to timely file some of our periodic reports. The SEC sought a permanent injunction against future violations of securities laws by us. On October 22, 1999, we entered into a consent decree with the SEC. Without admitting or denying the allegations made by the SEC, we agreed not to engage in violations of the securities laws in the future. As a result of entering into the consent decree, the civil complaint against us was dismissed. The SEC also made the following allegations concerning Mr. Goldberg:

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

     On March 27, 2000, we filed a complaint in the District Court for Arapahoe County, Colorado against Mr. Goldberg, the Securities Investor Protection
Corporation (SIPC), and the U.S. Internal Revenue Service (IRS). In the Complaint, we alleged that, during Mr. Goldberg's tenure as an officer and director, Mr. Goldberg engaged in fraudulent activities, breached his fiduciary duties, and acted negligently, all of which resulted in our suffering damages. In the Complaint, we are seeking compensatory and punitive damages from Mr. Goldberg, the return of Company property, and a declaration that stock options granted to Mr. Goldberg were fraudulently obtained, were void, and that Mr. Goldberg must repay us for the options that he exercised before we became aware of the true facts after granting the options in March 1999. The SIPC and IRS were included as Defendants in this matter because the SIPC holds a judgment against Mr. Goldberg that it is attempting to collect and has claimed an interest in the stock options that we are seeking to void, and the IRS has assessed a tax lien against Mr. Goldberg that it is seeking to collect. As of April 25, 2001, no answer had been filed in this matter.

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

     In October 2000, the Company received notices from the IRS for past due payroll taxes, penalties and interest. Subsequently, the IRS filed liens in amounts totaling approximately $291,893. Additionally, the Company has accrued liabilities to the IRS for $76,977 of taxes withheld but not yet paid, for a total due the IRS of $368,870. The outstanding balance will continue to accrue interest until paid. Payment is anticipated to be made from the proceeds from the announced sale of Radio and Live Entertainment assets.

Item 4. Submission of Matters to a Vote of Security Holders

     At a special meeting of Registrant's stockholders held on December 27, 2000, the stockholders approved (1) the election of Howard Stern, Douglas R. Olson and William Rubin as directors of Registrant, (2) Registrant's 2000 Stock Option Plan, (3) increasing Registrant's authorized common stock to 250,000,000 shares, (4) changing the name of Registrant to "F2 Broadcast Network Inc.", (5) authorizing Registrant's Board of Directors to determine to effect a reverse stock split at the time and at the ratio that the Board deems appropriate, and
(6) ratification of the selection of Gordon, Hughes & Banks, LLP as Registrant's independent auditors.

----------------------------------------------- --------------------- -------------------- -------------------------
              Matter Voted Upon                      Votes For           Votes Against          Votes Withheld
----------------------------------------------- --------------------- -------------------- -------------------------
Elect Howard Stern, Director                              30,103,339                                      1,220,836
----------------------------------------------- --------------------- -------------------- -------------------------
Elect Douglas R. Olson, Director                          30,147,236                                      1,176,939
----------------------------------------------- --------------------- -------------------- -------------------------
Elect William Rubin, Director                             30,118,336                                      1,205,839
----------------------------------------------- --------------------- -------------------- -------------------------
Approve 2000 Stock Option Plan                            29,248,309            1,944,057                   131,809
----------------------------------------------- --------------------- -------------------- -------------------------
Increase Authorized Shares                                29,138,493            2,103,119                    82,563
----------------------------------------------- --------------------- -------------------- -------------------------
Approve Name Change                                       30,471,621              761,757                    90,797
----------------------------------------------- --------------------- -------------------- -------------------------
Approve Reverse Stock Split                               28,889,838            2,321,732                   112,605
----------------------------------------------- --------------------- -------------------- -------------------------
Ratify Selection of Auditors                              30,394,292              827,520                   182,363
----------------------------------------------- --------------------- -------------------- -------------------------


Item 5. Market for our Common Equity and Related Stockholder Matters

     Our common stock was traded on NASDAQ in the over-the-counter market and since October 1988, had been included in NASDAQ. On February 5, 1998, we were notified that as of the close of business that day, our stock would be delisted from NASDAQ for failure to meet the minimum bid requirement. Effective February 6, 1998, our stock began trading on the OTC Bulletin Board. The following table sets forth the high and low bid quotation for our common stock for each quarterly period in 2000 and 1999. As of April 30, 2001, there were approximately 1,184 shareholders of record of our common stock. Holders of common stock are entitled to receive such dividends as they may be declared by our Board of Directors. No dividends are anticipated to be paid in the foreseeable future.

Bid Price

-------------------------- ---------------- ----------------
2001                       High             Low
-------------------------- ---------------- ----------------
First Quarter              $0.023           $0.003
-------------------------- ---------------- ----------------
2000                       High             Low
-------------------------- ---------------- ----------------
First Quarter              $2.000            $0.610
-------------------------- ---------------- ----------------
Second Quarter               0.969            0.210
-------------------------- ---------------- ----------------
Third Quarter                0.245            0.055
-------------------------- ---------------- ----------------
Fourth Quarter               0.575            0.010
-------------------------- ---------------- ----------------



1999                       High             Low
-------------------------- ---------------- ----------------
First Quarter              $  1.310          $0.156
-------------------------- ---------------- ----------------
Second Quarter                 2.015          0.640
-------------------------- ---------------- ----------------
Third Quarter                  4.125          1.219
-------------------------- ---------------- ----------------
Fourth Quarter                 1.340          0.969
-------------------------- ---------------- ----------------


Item 6. Management's Discussion and Analysis

     The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The opinion of our independent auditor delivered in connection with our Financial Statements for fiscal 2000 and 1999 contains an explanatory paragraph relative to the going concern uncertainty. As discussed in Note A to the consolidated financial statements, we have suffered recurring losses from operations, have a working capital deficiency of approximately $2,500,000, have negative net worth of approximately $2,106,000, and are in default on certain of our notes payable as of December 31, 2000.

     Initially, our business consisted of the production of pre-recorded travel guides and special interest videos. In 1987, we entered the radio broadcasting business by acquiring Quality Communications, Inc., a Wyoming corporation pursuant to which we operate the radio segment of our business. In 1992, we acquired a controlling interest in First Films, Inc. ("First Films"), a Colorado corporation, under which our live entertainment operations currently are undertaken and under which our film production activities previously were undertaken. Beginning in 1999, we attempted to develop relationships with Internet content providers, advertisers and gaming companies in an attempt to create an Internet site with links to entertainment and gaming content and to provide Internet site development to other parties. Beginning in November 2000, we have focused on attempting to create a new Internet video production package that may enable businesses to affordably showcase products, services, sports and entertainment events over the Internet. It is intended that this video production package, which is the current primary focus of the Company, will utilize high-speed broadband streaming technology including, potentially, satellite bandwidth transmission technologies to deliver company-created video products over the Internet.

     We intend to sell the radio and live entertainment operations to obtain working capital to pay existing obligations and to concentrate on our core competency: Internet video production, hosting and delivery. It is our intention to use the net proceeds from the sale of the Company's Radio and Live Entertainment assets to pay outstanding debt obligations, to satisfy liens in the amount of $293,000 filed by the Internal Revenue Service, and to pay substantially all of the Company's current and past due accounts payable. Any remaining proceeds will be used to fund the Company's new Internet video production, hosting and delivery model.

Fiscal 2000 as Compared to Fiscal 1999

Our net loss, including income from discontinued operations of $337,000, was $6,763,000 in 2000. Our net loss, including income from discontinued operations of $207,000, was $2,525,000 in 1999. This represents an increase of $4,238,000 compared to the loss reported in 1999. General and administrative costs increased by $1,038,000 reflecting higher compensation, and professional and consulting fees. Our Internet business reported a net loss of $4,211,000 representing extensive costs incurred in building the site, creating content and paying content providers, advertising the site, attempting acquisitions and joint ventures, developing relationships, and fulfilling its contracts with the PGATOUR. Of the discontinued operations, our Live Entertainment segment reported a $199,000 net profit in 2000, $97,000 more than the $102,000 in 1999. Our Radio segment reported a $138,000 net profit, a $38,000 increase from $100,000 in 1999.

NET REVENUES: Revenues for the Internet division, the only continuing operations reported in the Consolidated Statement of Operations, were $97,000 in fiscal 2000, a $74,000 increase over the $23,000 reported in fiscal 1999. The Internet operations started in the fourth quarter of 1999.

For our net assets of discontinued operations, Live Entertainment revenue improved by $254,000 (+13%), and the Radio segment's revenue grew by $28,000 (+3%). Live Entertainment revenue grew due to an increase in attendance and an increase in liquor and food pricing. The Radio segment's increase is primarily the combination of an increase in the quantity of advertisers and an increase in ad rates. The overall increase was offset by a decrease in the number of concerts presented from 1999 to 2000.

COST OF SALES: Cost of sales for the continuing operation's Internet segment were $4,308,000 in fiscal 2000, a $3,579,000 increase over 1999. Internet business costs in 2000 were primarily comprised of content providers for the website ($1,111,000), wages and payroll taxes ($1,130,000), professional and consulting fees ($745,000), advertising expense ($655,000), Internet website hosting and telephone ($276,000), legal fees ($120,000), telephone ($80,000), travel and entertainment ($55,000) and recruiting fees ($40,000). Each of these categories were significantly higher over the prior year as we attempted to build the site, create and buy content for the site, attempt mergers and acquisitions, fulfill our commitment to the PGATOUR, and attract viewer traffic to the site.

For our discontinued operations, cost of sales in Live Entertainment increased by $161,000 (+11%). This increase is composed of an increase in headliner's fees of $77,000, an increase in liquor and food costs (related to increased sales) of $21,000 and in percentage rent of $10,000, increased health insurance of $11,000, and higher credit card fees of $6,000. These increases were partially offset by a decrease in wages of $7,000. The Radio segment's cost of sales decreased by $35,000 (-6%). Maintenance and repairs decreased due to a $10,000 transmitter repair in 1999 as a result of a lightning strike, and a $7,000 decrease in ad agency fees in 2000 compared to 1999. There was also a decrease of almost $30,000 due to a decrease concert and related expenses. These decreases were offset by an increase in wages of approximately $15,000.

IMPAIRMENT WRITEDOWNS: The Company's year 2000 impairment writedown was related to the write off of the Company's acquisition of a $180,000 construction permit to build a new radio station. The Company could not obtain the necessary funding to build this new station and the construction permit issued by the FCC expired. The Company cannot renew the permit. There was a $15,000 impairment writedown recorded in 1999 related to remaining assets on the Company's discontinued operations.

DEPRRECIATION AND AMORTIZATION: Depreciation and amortization from continuing operations increased from $17,000 in 1999 to $73,000 in 2000. The $56,000 increase is primarily due to the depreciation expense recorded on the significant amount of computer and other equipment added in our Internet segment during 2000 and 1999.

MANAGEMENT AND ADMINISTRATIVE FEES PAID TO AFFILIATE: Commencing April 1995, we contracted out substantially all our administrative, management and accounting functions to Creative Business Services, Inc. ("CBS") CBS was wholly-owned through June 2000 by Douglas R. Olson, the Company's former President and a director. The amount shown in this caption on the accompanying Statement of Operations include only amounts paid to CBS while Olson was an owner of CBS.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general and administrative expenses from continuing operations increased from $1,744,000 in 1999 to $2,782,000 in 2000, a $1,038,000 (+59%) increase. Professional and consulting fees increased by $550,000 over last year, due especially to an increase in legal fees for defense of litigation, securities issues, and the preparation and review of merger and other agreements. Compensation expense recorded as a result of the issuance of stock options increased from $797,000 to $1,193,000, a $396,000 (+50%) increase. The remaining $92,000 increase is due primarily to an increase in compensation expense for officers, employees and consultants.

INTEREST EXPENSE: Net interest expense from continuing operations in 2000 totaled $81,000, an increase of $37,000 over the $44,000 in 1999. This increase is primarily attributable to interest on the IRS payroll tax obligations. Interest expense for discontinued operations did not change significantly. Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The opinion of our independent auditors delivered in connection with our Financial Statements for fiscal 2000 and 1999 contains an explanatory paragraph relative to the going concern uncertainty. As discussed in Note A to the consolidated financial statements, we have suffered recurring losses from operations, have a working capital deficiency of approximately $2,501,000, have negative net worth of approximately $2,109,000, and are in default on approximately $346,000 of our notes payable as of December 31, 2000. In February 1998, we were delisted from NASDAQ for failure to meet the minimum bid price. The delisting from NASDAQ has impaired our ability to raise equity financing. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management's plans with regard to our ability to continue as a going concern includes the intended sale of our Radio and Live Entertainment assets, increased focus and attention on the Internet section, attempted raising of equity financing, restructuring of our debt obligations, evaluating mergers and acquisitions to improve market share or operational synergies and improving efficiency of operations. For several years, losses from operations have resulted in significant cash deficiencies and have hindered our ability to properly fund certain business segments, to make them profitable or to expand current business segments. We must generate additional revenues from our Internet business. We will continue to evaluate additional business opportunities that do not require immediate working capital infusion.

As discussed earlier, it is our intention to use the net proceeds from the sale of the Company's Radio and Live Entertainment assets to pay outstanding debt obligations, the IRS lien amounts, and substantially all of the Company's current and past due accounts payable. While not providing any substantial working capital after payment of existing debt and accounts payable obligations, we believe this will improve the Company's ability to operate going forward in its new Internet and production model. Further, we have received no notice of collection proceedings or similar notices with respect to our notes payable in default.

We have been successful in 2000 and 1999 in financing operations through issuance of common stock in settlement of accounts payable and in exchange for services. This form of payment has reduced the cash requirements of the Company. In 2000, we issued 34,697,564 shares of common stock for services valued at $3,537,430 or an average of $.10 per share. In 1999, we issued 986,016 shares of common stock for services valued at $360,743 or an average of $0.37 per share.

Net cash used in operations was approximately $195,000 and $439,000 in 2000 and 1999, respectively.

During 2000 and 1999, we were successful in raising approximately $351,000 and $222,000, respectively, in equity financing through private placement offerings.

A valuation allowance offsetting our total net deferred tax asset has been established to reflect management's evaluation that it is more likely than not that all of the deferred tax assets will not be realized.

Item 7.  Financial Statements


FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
Index to Consolidated Financial Statements


Report of Independent Certified Public Accountants

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Report of Independent Certified Public Accountants

Board of Directors and Stockholders
F2 Broadcast Network Inc.
Denver, Colorado


We have audited the accompanying consolidated balance sheets of F2 Broadcast Network Inc. (formerly known as First Entertainment Holding Corp.) and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of F2 Broadcast Network Inc. and Subsidiaries as of December 31, 2000 and 1999 and the results of operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and E to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency of approximately $2.50 million and is in default on a portion of its debt. The Company has limited cash to pay for operations. In addition, the company intends to sell profitable operations to liquidate debt, which may not leave adequate cash flows from operations to satisfy remaining debt obligations, and there is no assurance that the Company will have the cash to pay the debts when they become due, or alternatively, to raise additional equity funding or to successfully restructure the debts, both of which have happened in the past. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Gordon, Hughes & Banks, LLP

April 25, 2001
Englewood, Colorado

F2 BROADCAST NETWORK INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2000 and 1999

                                                              2000                    1999
                                                              -----                   ----

ASSETS
CURRENT
   Cash                                                $        16,256                $   63,977
   Trade accounts receivable, net of allowance
     for doubtful accounts of $8,740 in 2000 and 1999          112,652                   108,815
   Officer and employee receivables
     net of allowance of $38,075 in 2000                             -                    66,131
   Other current assets                                         22,159                    28,056
------------------------------------------------------------------------------------------------
                                                               151,067                   266,979
------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT
   Equipment and furniture                                     245,697                   224,715
------------------------------------------------------------------------------------------------
                                                               245,697                   224,715
------------------------------------------------------------------------------------------------
   Less accumulated depreciation and
      amortization                                              69,474                   180,321
------------------------------------------------------------------------------------------------
                                                               176,223                    44,394
------------------------------------------------------------------------------------------------
OTHER ASSETS
Net assets of discontinued operations                          362,620                   356,487
------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                 $ 689,910                 $ 667,860
================================================================================================

 "See accompanying report of independent certified public accountants and notes to consolidated financial statements."

F2 BROADCAST NETWORK INC. AND SUBSIDIARIES
Consolidated Balance Sheets, continued
December 31, 2000 and 1999

                                                                            2000           1999
                                                                           ------         ------
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
   Accounts payable                                                   $1,649,919     $  220,860
   Accrued liabilities                                                   166,253        146,760
   Accrued interest                                                      443,891        413,286
   Deferred revenues                                                           -         13,000
   Notes payable and current portion of
     long-term debt                                                      358,610        334,099
   Notes payable, related parties                                         33,887          7,080
   --------------------------------------------------------------------------------------------
                                                                       2,652,560      1,135,085
LONG-TERM DEBT,
NET OF CURRENT PORTION                                                   145,977         10,115
-----------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK
    Class A preferred stock 1,500,000 shares
   authorized,10,689 shares issued and outstanding,
   liquidation value $15,000                                                  10             10
   --------------------------------------------------------------------------------------------
STOCKHOLDERS' (DEFICIT)
  Preferred stock, $.001 par value;
   authorized 5,000,000 shares;
   Class B preferred stock, 1,000,000 shares
    authorized, no shares issued and outstanding                               -              -
   Class C preferred stock, 1,000,000 shares
     authorized no shares issued and outstanding                               -              -
   Common stock, $.008 par value; authorized
     250,000,000 shares; 48,040,449 and 12,480,835
      shares issued and outstanding                                      384,353         99,847
  Capital in excess of par value                                      23,559,402     18,751,618
  Stock held in escrow                                                  (280,000)             -
  Deferred compensation                                                       -       (319,402)
  Accumulated (deficit)                                             (25,772,392)   (19,009,413)
  ---------------------------------------------------------------------------------------------
                                                                     (2,108,637)      (477,350)
TOTAL LIABILITIES AND STOCKHOLDERS'
(DEFICIT)                                                               $689,910      $ 667,860
===============================================================================================

 "See accompanying report of independent certified public accountants and notes to consolidated financial statements."

FIRST ENTERTAINMENT HOLDING CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 2000 and 1999

                                                                       2000                      1999
                                                                       ----                      ----
REVENUE
   Internet                                                               97,238                      23,112
------------------------------------------------------------------------------------------------------------
                                                                          97,238                      23,112
------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
   Cost of sales, Internet                                             4,307,602                     728,945
   Impairment writedowns                                                 180,000                      14,999
   Depreciation and amortization                                          72,703                      17,086
   Management and administrative fees, affiliate                         138,500                     224,565
   Selling, general and administrative                                 2,782,448                   1,744,187
------------------------------------------------------------------------------------------------------------
                                                                      (7,481,253)                  2,729,782
------------------------------------------------------------------------------------------------------------
OPERATING (LOSS) FROM CONTINUING
OPERATIONS                                                            (7,384,015)                 (2,706,670)
------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
   Interest expense                                                      (81,130)                    (43,999)
   Balzac settlement income                                              358,000                           -
   Other, net                                                              6,696                      17,925
------------------------------------------------------------------------------------------------------------
                                                                         283,566                     (26,074)
------------------------------------------------------------------------------------------------------------
(LOSS) FROM CONTINUING OPERATIONS                                     (7,100,449)                 (2,732,744)
------------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS
   Income        from discontinued operations                            337,470                     207,345
------------------------------------------------------------------------------------------------------------

NET (LOSS)                                                           $(6,762,979)                $(2,525,399)
============================================================================================================

NET (LOSS) PER COMMON SHARE,
CONTINUING OPERATIONS BASIC
AND DILUTED                                                        $       (0.29)                $    (0.25)

NET INCOME PER COMMON SHARE,
DISCONTINUED OPERATIONS                                                    $0.01                 $     0.02
-----------------------------------------------------------------------------------------------------------

NET (LOSS) PER COMMON SHARE,
Basic and Diluted                                                  $       (0.28)                $    (0.23)
============================================================================================================

WEIGHTED-AVERAGE NUMBER OF
SHARES OUTSTANDING BASIC AND DILUTED                                  24,333,687                 11,072,403
============================================================================================================

"See accompanying report of independent certified public accountants and notes to consolidated financial statements."

F2 BROADCAST NETWORK INC. AND SUBSIDIARIES
Consolidated Statements of Changes In Stockholders' Equity (Deficit) For the Years Ended December 31, 2000 and 1999

                              Class B              Class C                                 Capital In                       Stock
                            Preferred Stock     Preferred Stock        Common Stock        Excess of       Accumulated      Held In
                        ----------------------------------------------------------------
                         Shares     Amount     Shares     Amount     Shares     Amount     Par Value       (Deficit)        Escrow
                         ------     ------     ------     ------     ------     ------     ---------        --------        ------
BALANCES,
JANUARY 1, 1999           13,040       $ 13          -       $  -  9,610,170    $76,882     $15,924,086  $(16,484,014)     $      -
-----------------------------------------------------------------------------------------------------------------------------------

Common stock issued for
   Cash, net of offering
    costs                                                            280,000      2,240         217,760
   Cash, option and
    warrant exercises                                              1,145,000      9,160         460,840
   Consulting services
    and compensation                                               1,298,665     10,389       1,033,645
Preferred stock conversion(13,040)      (13)         -          -    147,000      1,176          (1,163)
Common stock options and
      warrants issued                                                                         1,116,450
Net (loss)                                                                                   (2,525,399)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES
DECEMBER 31, 1999            -            -          -          - 12,480,835     99,847      18,751,618   (19,009,413)            -

Common stock issued for
   Cash, net of offering
    costs                                                            609,232      4,873         346,127
   Consulting services
    and compensation                                              34,697,564    277,610       3,309,820
   As security for note
    payable                                                          252,818      2,023         277,977                    (280,000)
Common stock options and
      warrants issued                                                                           873,860
Net (loss)                                                                                   (6,762,979)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES
DECEMBER 31, 2000            -          $-          -         $-  48,040,449   $384,353     $23,559,402  $(25,772,392)    $(280,000)
===================================================================================================================================


                                                Deferred
                                             Compensation               Total
BALANCES,
JANUARY 1, 1999                                     -                   $(483,023)
---------------------------------------------------------------------------------
Common stock issued for
   Cash, net of offering costs                                            220,000
   Cash, option and warrant exercises                                     470,000
   Consulting services and compensation                                 1,044,034
Preferred stock conversion                                                      -
Common stock options and
      warrants issued                          (319,402)                  797,048
Net (loss)                                                             (2,525,399)
---------------------------------------------------------------------------------
BALANCES
DECEMBER 31, 1999                              (319,402)                $(477,350)

Common stock issued for
   Cash, net of offering costs                                            351,001
   Consulting services and compensation                                 3,587,430
   As security for note payable                                                 -
Common stock options and
      warrants issued                           319,402                 1,193,262
Net (loss)                                                             (6,762,979)
---------------------------------------------------------------------------------
BALANCES
DECEMBER 31, 2000                                    $-               $(2,108,627)
=================================================================================

"See accompanying report of independent certified public accountants and notes to consolidated financial statements."

F2 BROADCAST NETWORK INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2000 and 1999

                                                                          2000                      1999
                                                                       ---------                 -------
OPERATING ACTIVITIES
Net (loss)                                                           $  (6,762,979)        $  (2,525,399)
Adjustments to reconcile net (loss) to net cash
  used in operations
   Depreciation and amortization                                            72,703                17,086
   Impairment and other write downs                                        180,000                14,999
   Issuance of stock, common stock options
     and warrants for services                                           4,780,692             1,841,082
   Trade accounts receivable                                                (3,837)               (7,247)
   Officer receivables                                                      66,131               (51,121)
   Inventories                                                                   -               (14,732)
   Accounts payable                                                      1,429,058                31,939
   Accrued liabilities                                                      50,098               (12,519)
   Deferred revenue                                                        (13,000)               13,000
   Other                                                                    (5,897)                4,535
   -----------------------------------------------------------------------------------------------------
   NET CASH, (USED IN) OPERATING ACTIVITIES                               (195,236)             (658,913)
   -----------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Capital expenditures                                                    (204,533)             (218,400)
  Net assets of discontinued operations                                   (156,133)             (369,526)
--------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES                                                      (390,666)             (151,126)
--------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Principal payments on notes payable and
   long-term debt                                                           (3,999)             (233,240)
  Proceeds from notes payable and long-term debt                           191,179                 5,544
  Proceeds from exercise of options                                              -               470,000
  Proceeds from issuance of common stock                                   351,001               220,000
--------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING
ACTIVITIES                                                                 538,181               462,314
--------------------------------------------------------------------------------------------------------
NET (DECREASE) IN CASH                                                     (47,721)              (45,473)

CASH,
BEGINNING OF YEAR                                                           63,977               109,450
--------------------------------------------------------------------------------------------------------
CASH,
END OF YEAR                                                           $     16,256             $  63,977
========================================================================================================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

  Interest paid                                                       $     72,904             $  82,493
========================================================================================================

  Income taxes paid                                                   $          -             $       -
========================================================================================================

Common stock and options and warrants
issued for services                                                   $  4,780,692            $1,841,082
========================================================================================================

Common stock issued for preferred stock
Conversion                                                            $          -            $       13
========================================================================================================

Fully Depreciated Assets Written Off                                  $    183,551            $  167,095
========================================================================================================

"See accompanying report of independent certified public accountants and notes to consolidated financial statements."

F2 BROADCAST NETWORK INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE A  NATURE OF BUSINESS AND GOING CONCERN

     On December 27, 2000, our stockholders approved changing the name of the Company from "First Entertainment Holding Corp." to "F2 Broadcast Network Inc." The stockholders also approved an increase in the Company's authorized common stock. The name change and increased capitalization became effective January 4, 2001, when the Company filed Articles Of Amendment to the Company's Articles Of Incorporation with the Nevada Secretary Of State.

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

     The Company was originally incorporated as a Colorado corporation on January 17, 1985. The Company and its subsidiaries have been involved in entertainment through several segments. Its live entertainment segment owns and operates a comedy club in Denver, Colorado. Its radio station, 100.7 "The Fox", operates in Gillette, Wyoming.

     During the period from inception (January 17, 1985) to December 31, 2000, the Company incurred cumulative net losses of approximately $25,770,000. Additionally, as of December 31, 2000, the Company had an excess of current liabilities over current assets of approximately $2,501,000 and is in default on certain notes payable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is dependent upon obtaining additional financing, and/or extending its existing debt obligations, and/or obtaining additional equity capital and ultimately achieving profitable operations.

     The Company has no arrangements in place for such equity or debt financing and no assurance can be given that such financing will be available at all or on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the interests of the Company's shareholders as well as warrants and options holders. The Company received proceeds from the sale of common and preferred stock, and the exercise of common stock warrants and options, of approximately $351,000 and $690,000 during the year ended December 31, 2000 and 1999, respectively. While these sales provided much needed some capital, additional sales of equity capital cannot be assured due to overall economic and market conditions, the price of the Company's stock and other unpredictable factors.

     Management's plans with regard to the Company's ability to continue as a going concern include selling certain of its assets, continued attempts at equity financing in the U.S. and/or international markets, restructuring of its debt obligations, and/or undertaking mergers or acquisitions to improve market share or operational synergies and improving efficiency of operations. On April 7, 2001, the Company signed a definitive agreement to sell all of its radio station assets that will net in cash receipts (after payment of related debt) of approximately $800,000, and a note receivable of $557,000. The Company has also signed a letter of intent to sell all of its live entertainment net assets, which should result in cash proceeds to the Company of approximately $300,000. It is the Company's intention to use the net proceeds from the sale of the Company's radio station and live entertainment assets to pay outstanding debt obligations, the IRS lien amounts, and substantially all of the Company's current and past due accounts payable. Any remaining proceeds will be used to fund the Company's new Internet video production, hosting and delivery model.

     Currently, the Company does not have sufficient revenues to generate operating or net income from operations; therefore, it is necessary for the Company to increase revenues either by expansion or by acquisition or significantly reduce its operating costs. The Company has been able to issue stock for management and accounting and administrative services, thereby reducing the need for cash to pay for operating expenses. The value of services paid by issuance of stock was approximately $3,587,000 for the year ended December 31, 2000. Net cash used in operations was approximately $195,000 for the year ended December 31, 2000. The Company may not have sufficient cash for use in operations through December 31, 2001. If the Company is unable to obtain sufficient funds to satisfy its cash requirements, it may be forced to curtail operations, dispose of assets or seek extended payment terms from its vendors. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE B  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The Company owns the following subsidiaries:

Name of Subsidiary                        Percentage Owned       Status
---------------------------------------------------------------------------
Quality Communications, Inc.              100%                  Held for Sale
First 2 Market, Inc                       100%                  Active
First Films, Inc.                         80%                   Held for Sale
Global Internet Corp.                     50.3%                 Inactive
The Best of As Seen on TV, Inc.           58%                   Inactive
W3, Inc.                                  100%                  Inactive
Redunidos                                 100%                  Active
Cyber Audio Network                       100%                  Inactive

     The minority interest in First Films, Inc., Global Internet Corp., and The Best of As Seen on TV, Inc. has been reduced to zero due to losses in the respective subsidiaries. First Films, Inc. owns 100% of Comedy Works, Inc. and Comedy Core, Inc. Cumulative losses applicable to the minority interest in these subsidiaries exceed the minority interest in the equity capital of these subsidiaries. Such cumulative excess (and any further losses applicable to the minority interests) are charged against the Company's interest, as there is no obligation of the minority interest to make good on such cumulative losses. Current and future earnings in those subsidiaries are credited to the extent of such losses previously absorbed by the Company.

     All  significant   intercompany   accounts  and   transactions   have  been
eliminated.

Cash Equivalents
     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventories
     Inventories are stated at the lower of cost or market value (first-in, first-out basis). Inventories are comprised of liquor and related supplies. As of December 31, 2000 and 1999, the inventories are in included in net assets of discontinued operations.

Property and Equipment
     Production equipment, furniture and other equipment are recorded at cost and depreciated using straight-line and declining balance methods over the estimated useful lives of the assets, ranging from three to fifteen years. These methods approximate the economic service life of the assets.

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

     As of December 31, 2000 and 1999, the unamortized intangibles have been included in net assets of discontinued operations.

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

Stock Award and Stock Option Plans
     The Company grants common stock and stock options to employees and non-employees. The Company applies Accounting Principles Board (APB) Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and related Interpretations in accounting for all stock award and stock option plans for employees and directors.

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

     In certain circumstances, the Company issues common stock for invoiced services, to pay creditors and in other similar situations. In accordance with SFAS No. 123 payments in equity instruments to non-employees for goods or services are accounted for by the fair value method, which relies on the valuation of the service at the date of the transaction, or public stock sales price, whichever is more reliable as a measurement.

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

Notes Payable
     These notes substantially bear interest at a floating rate of interest based upon the lending institutions' prime lending rates. Accordingly, the fair value approximates their reported carrying amounts at December 31, 2000 and 1999.

Mortgage Notes
     Estimates are based upon current market borrowing rates for loans with similar terms and maturities.

The estimated fair values of the Company's financial instruments for continuing operations are as follows:

                              December 31, 2000              December 31,1999
                              -----------------              ----------------
                             Carrying     Fair           Carrying          Fair
Financial Liabilities          Amount     Value           Amount           Value
Notes Payable and
  Mortgage Notes             $538,474    $538,474        $351,294       $351,294


Revenue Recognition
     Radio broadcast and ad fees, included in discontinued operations, are recorded as revenue when the broadcast or ad is aired. Live entertainment revenues, included in discontinued operations, are recognized at the time of the performance, generally nightly. Retail sales are recognized at the time the merchandise is sold, net of returns.

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

     Deferred revenues from internet operations primarily represent billings on projects that are deferred initially, and recognized ratably over the term of the contracts earned. Revenues on percentage-of-completion projects are recognized in the ratio that costs incurred bear to total estimated contract costs. Changes in job performance, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

     An asset, "costs and estimated earnings in excess of billings on uncompleted contracts," would represent revenues recognized in excess of amounts billed. The liability, "billings in excess of costs and estimated earnings on uncompleted contracts," would represent billings in excess of revenues recognized. No amounts have been recorded at December 31, 2000 and 1999 due to their nominal value.

Net Loss Per Share
     As of December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. For the years ended December 31, 2000 and 1999, the Company incurred net losses and stock options and stock warrants were not included in the computation of diluted loss per share because their effect was anti-dilutive; therefore, basic and fully diluted loss per share are the same for those years.

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

Concentration of Risk
     Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash equivalents and accounts receivable with the Company's various customers. The Company establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other information.

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

Recent Accounting Pronouncements

     The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This Statement was effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this statement had no impact on the Company's consolidated financial statements.

NOTE C DISCONTINUED OPERATIONS

     In April 2000, we entered into a letter of intent to sell all the assets related to our radio business to American Communications Enterprises, Inc. ("ACE"). The letter of intent expired with no definitive agreement being signed. In December 2000, we entered into a letter of intent to sell all the assets related to our radio business to Legend Communications of Wyoming, LLC. ("Legend"). These assets include the Gillette, Wyoming radio station and all the tangible and intangible assets related to that station. Subject to entering into a definitive agreement and other conditions, Legend has agreed to pay approximately $1,300,000 in cash and a 5-year note for $557,000 for these assets. The purchase price will be reduced by the amount of liens, mortgages and other encumbrances against the radio station. On April 6, 2001, subsequent to year end an Asset Purchase Agreement was executed by Legend and Quality Communications, Inc. and filed with the Federal Communications Commission for their review.

     Additionally, in November 2000, we entered into a letter of intent to sell all the stock and assets related to our live entertainment operations to an entity owned by the manager of the comedy club and one of the Company's contract accountants. These assets include the stock of First Films, Inc. and all the tangible and intangible assets related to Comedy Works, Inc. and Comedy Core, Inc. that are wholly-owned by First Films, Inc. Subject to entering into a definitive agreement and other conditions, the purchasers have agreed to pay approximately $300,000 in cash for these assets and will assume all of the outstanding debt and obligations related to these assets. Although the COmpany is working with the purchasers to reach a definitive agreement, there is no assurance that a definitive agreement will be reached or that the transaction will be completed.

     If these sales are not completed, the Company intends to seek other opportunities to sell the radio and live entertainment operations in order to liquidate debts. Accordingly, the net assets of the radio and live entertainment operations have been reflected on the accompanying consolidated balance sheet as net assets of discontinued operations. The components of the net assets of discontinued operations as of December 31, 2000 and 1999 are as follows:

                                                   2000                  1999
                                                   ----                  ----
Radio segment:
Current assets                                 $    157                $      -
Property and equipment, net                     381,752                 393,380
Other assets, net                               582,694                 672,710
Current liabilities                             (61,758)                (54,860)
Long-term liabilities                          (518,982)               (589,880)
                                            ------------------------------------
                                            $   385,864               $ 421,350
                                            ------------------------------------

Live entertainment segment:
--------------------------
Current assets                               $   53,495                $ 48,286
Property and equipment, net                     212,674                 229,957
Other assets, net                                (2,049)                 (2,049)
Current liabilities                             (75,274)               (106,884)
Long-term liabilities                          (212,090)               (225,174)
                                             -----------------------------------
                                             $(  23,244)              $( 55,864)
                                             -----------------------------------

Net assets held of discontinued operations   $  362,620                 $356,487
                                             ===================================

Summary operating results of discontinued operations for the years ended December 31, 2000 and 1999 are as follows:

                                               2000                1999
                                            ---------         ------------
 Radio segment:
 -------------
 Revenues                                    $  864,217         $ 835,719
 Costs and expenses                          (  725,839)       (  734,975)
                                            -------------      ----------
 Net income                                 $   138,378        $  100,744
                                            -------------      ----------

 Live entertainment segment:
 --------------------------
 Revenues                                   $ 1,923,171        $1,668,926
 Costs and expenses                          (1,723,879)     (  1,571,339)
                                            ------------     ------------
 Net income                                 $   199,292      $     97,589
                                            ------------     ------------

 Income from discontinued operations       $    337,670       $   207,345
                                           =============     ============

NOTE D  OTHER BUSINESS DEVELOPMENTS

Choice Sports Network, Inc.
     The Company signed a letter of intent on June 20, 2000 to merge with Choice Sports Network, Inc. (CHSP) with the intent to create a major sports and entertainment Internet company. Upon consummation of the merger, the agreement called for each shareholder of First Entertainment Holding Corp. to receive a number of shares of common stock in CHSP having a weighted average trading price for the 20 days preceding the closing date equal to $1.00 U.S. for each share of the Company's stock held. After additional due diligence, and due to lack of funding required to be provided to the Company by CHSP, Company allowed the letter of intent to expire.

W3, Inc.
     The Company formed W3, Inc., as a wholly-owned subsidiary, to acquire and operate a radio station in Lead, South Dakota. After receiving FCC approval in February 2000, the Company issued 252,818 shares of restricted common stock to be held in escrow as security for a $280,000 face value note payable. The note payable was part of the $300,000 of consideration given in exchange for the construction permit, licenses, rights and certain other assets. However, the Company could not obtain the necessary funding to build this new station and the construction permit issued by the FCC expired. The Company cannot renew the permit. Consequently, all the capitalized costs of the projects have been fully impaired in the accompanying financial statements.

All That Media
     In June 1999, the Company acquired a newly formed development company called "All That Media". The consideration for the acquisition consisted of options given to All That Media's shareholders for 500,000 shares of the Company's common stock at $0.75 per share. The options expire on October 10, 2001. The value of the options pursuant to SFAS 123 was $355,000, which has been recorded as compensation in the accompanying statement of operations as All That Media was a start-up company with no revenue, proprietary rights or any other assets for which the acquisition costs could be attributable to pursuant to APB 16.

     All That Media was a company that specialized in rich media development, Internet portal development and Internet advertising. Prior to acquisition, the Company had contracted with All That Media for web site development, Internet portal development and Internet advertising for the various new Internet businesses the Company intended to commence.

EDRON Associates
     In June 1999, the Company acquired a start-up retail website development company called EDRON Associates ("EDRON") by issuing options to its shareholders to purchase 300,000 shares of common stock of the Company at $1.03 per share. The options are exercisable for a period of two years. While EDRON was a start-up company with little revenue, it had significant relationships with local Internet service providers for hosting and site development. The value of the options pursuant to SFAS 123 was $102,000, which has been recorded as compensation in the accompanying statement of operations as EDRON was also a start-up company with no revenue, proprietary rights or any other assets for which the acquisition costs could be attributable to pursuant to APB 16.

     Concurrent with the acquisition of EDRON, the Company formed a new entity called First 2 Market, Inc. (F2M) and both EDRON and All That Media were merged into F2M. The value of the options to acquire EDRON pursuant to SFAS No. 123 was $152,400 of which $114,300 has been recorded as compensation in the accompanying statement of operations and $38,100 had been recorded as deferred compensation and expensed in 2000. EDRON was a start-up company with little revenue and no proprietary or intangible assets for which the acquisition costs could be attributable to pursuant to APB 16.

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

     The ability of Balzac to sell all 1,000,000 shares held by Balzac at a price of $1.00 to repay its obligation was determined by management to be unlikely. As of December 31, 1997 the note receivable from Balzac was determined to be impaired and was written down to its net realizable value of $81,344 resulting in an impairment loss of $902,018. As of December 31, 1998, the note receivable was determined to be further impaired and was written down to its net realizable value of $42,000 resulting in an impairment of $39,340. In early 1999, Balzac informed the Company that it had filed Chapter 11 Bankruptcy proceedings. Management determined the note receivable was unlikely to be collected and the remaining $42,000 was written off as of December 31, 1998. Pursuant to a Bankruptcy Court Order dated April 13, 1999, Balzac sold 885,000 shares of the Company's common stock between May 1999 and July 1999 receiving proceeds of approximately $2,056,000.

     In February 2000, management of the Company reached an agreement with Balzac to settle these disputes. Pursuant to this agreement, which was approved by the Bankruptcy Court, Balzac paid the Company $358,000 in cash and the Company issued Balzac options to purchase 200,000 shares of the Company's common stock at $2.00 per share, 310,000 shares of common stock at $1.00 per share, and 65,000 shares at $1.40 per share. These options expire three years after issuance.

Uproar Entertainment
     In May 1999, the Company entered into an agreement with Uproar Entertainment (Uproar) for the production and maintenance of a web site and the sale of Uproar products on the web site. The Company shall design and construct, at its own expense, a web site and provide hosting and marketing for the site and will offer Uproars' products for sale. Uproar will be responsible for fulfilling and shipping all sales orders generated through the web site. The Company will pay $8.00 per CD and $6.00 per cassette ordered to Uproar. The Company will receive all proceeds from the sale of products on the web site and remit to Uproar on a monthly basis the cost of products sold. The agreement is for a period of five years and is renewable by mutual consent of both parties. While the agreement remains in effect, the Company has not yet completed any transactions with Uproar.

NOTE E   NOTES PAYABLE AND LONG-TERM DEBT

     The Company is in default under the terms of approximately $346,000 of debt obligations for non-payment. None of these creditors have notified the Company officially of default and have not initiated collection proceedings. Substantially all of the Company's assets are pledged as collateral to one or more debt obligations. Notes that are in default are classified as current liabilities. Notes payable and long-term debt is summarized as follows:

   December 31,                                   2000                 1999
   ------------                                   ----                 ----

   Continuing operations:
   ---------------------
   Note payable to the State of Wyoming (1)       $    300,000         $300,000
   Note payable, other (8)                             158,426                -
   Note payable, vendor (7)                              9,479            9,479
   Notes payable to related parties (6, 9)              33,887            5,315
   Notes payable to individuals and companies (9)       36,682           41,179
   ----------------------------------------------------------------------------
                                                       538,474          351,294
   Less current portion                                392,497          341,179
   ----------------------------------------------------------------------------
                                                   $   145,977        $  10,115
   ============================================================================

         Future maturities of debt related to continuing operations as of December 31, 2000 are as follows:

                  2001                        $392,497
                  2002                           6,733
                  2003                           7,292
                  2004                           7,897
                  2005                           8,553
                  Thereafter                   115,412
                                               -------
                  Total                       $538,474
                                              ========

   December 31,                                          2000                         1999
   ------------                                          ----                         ----

   Discontinued operations:
   -----------------------
   Notes payable, First National Bank Gillette  (2)      $    389,916                  $ 455,165
   Notes payable, lessor (3)                                  130,038                    141,607
   Mortgage note payable (4)                                  126,067                    134,716
   Mortgage note payable (5)                                   51,753                     52,646
   Note payable, vendor (7)                                     9,746                      9,746
   Notes payable, individuals and companies (9)                20,554                     21,992
   ---------------------------------------------------------------------------------------------
                                                              728,074                    815,872
   Less current portion                                       129,163                   (485,727)
   ----------------------------------------------------------------------------------------------
                                                        $     598,911                  $ 330,145
   =============================================================================================


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

(2) Three notes payable to First National Bank of Gillette bear interest at 9% per annum and require monthly principal and interest payments of $8,857. The notes are collateralized by substantially all the assets of the radio station in Gillette, Wyoming, except for the real estate.

(3) Note payable, lessor of the comedy club facility. The $150,000 note payable bears interest at 12% and is due in 108 monthly installments of $2,278 commencing February 1, 1999.

(4) Note payable, trust; interest at 9.5%; monthly principal and interest of $1,500; final payment due October 2012; collateralized by real property.

(5)  Note  payable to mortgage  company;  variable  interest at 9.62% per annum;
     monthly   principal   and   interest   payments  of  $683  for  60  months;
     collateralized by real estate.

(6) Note payable to a director; interest at 9.00% per annum; principal and interest due on demand; not collateralized.

(7) Note payable to a trade creditor dated October 21, 1993; interest at 10 percent; due on May 1, 1996; collateralized by the Company's master tape inventory and subordinated to previously filed liens.

(8) Notes payable due to an individual related to the purchase of a construction permit for a radio station. Face amount of note was $280,000, non-interest bearing, payable over a 15-year period in monthly installments of $1,555. Interest has been imputed at 8%.

(9) Various notes payable in default; due to various individuals, companies and related parties, with interest rates ranging from 10 to 21 % per annum.


The weighted average interest rate on short-term borrowings was 12.40% and 12.40% for 2000 and 1999, respectively.

Subsequent to year-end, the Company acquired an additional $10,716 in borrowings from another director and $5,775 from a consultant. Additionally, the Company agreed to grant a security interest in the proceeds from the sale of assets to the Company's former corporate counsel for the amount of their unpaid fees, estimated to be approximately $320,000.

NOTE F  STOCKHOLDERS' EQUITY DEFICIT

Common Stock
     In December 2000, the Company's stockholders approved an increase in the Company's authorized capital stock to 250,000,000 shares of common stock, $.008 par value and 5,000,000 shares of preferred stock, $.001 par value. The Board of Directors has the authority to issue preferred shares in series and to determine the rights and preferences of each series.

     During 2000 and 1999, the Company issued 34,567,394 and 1,116,016 shares of common stock for consulting and other services valued at $3,587,540 and $1,044,034 (including $591,316 and $268,000 in services from related parties, respectively). The average price per share was $0.11 and $0.80, respectively. Through April 25, 2001, the Company issued an additional 124,548,783 shares of common stock for compensation and consulting services valued at approximately $868,000 (unaudited).

     During 2000 and 1999, the Company sold 609,232 and 280,000 shares of restricted common stock and options to purchase 437,694 and 0 shares of common stock, respectively, in a private placement offering resulting in net proceeds of $351,000 and $220,000, respectively.

     In February 2000, the Company issued 252,818 shares of restricted common stock to be held in escrow as security for a $280,000 face value note payable. This amount has been recorded as stock held in escrow in the accompanying balance sheet.

     During 1999, the Company also received $470,000 from the exercise of common stock option and warrants.

Redeemable Preferred Stock
     A total of 1,500,000 shares of preferred stock have been designated as Class A, 7% cumulative, non-participating convertible preferred stock, and had a mandatory redemption on November 18, 1996. As of December 31, 1999, the holders of the Class A Preferred Stock have not demanded redemption. The liquidation preference is approximately $15,000. Each Class A share may be converted into two shares of common stock. The Class A Preferred Stock has not been redeemed as of December 31, 2000. At December 31, 2000, there were 10,689 shares of Class A preferred still outstanding.

Preferred Stock
     A total of 1,000,000 shares of preferred stock has been designated as Class B, 6% cumulative dividend, paid quarterly, if and when declared, redeemable by the Corporation at face value and each share of class B is convertible into 12.5 shares of common stock. The rights of the Class B shares were subordinated to Class A shares. At December 31, 2000, there were no shares of Class B preferred outstanding.

     A total of 1,000,000 shares of preferred stock has been designated as Class C, non-dividend and each share is convertible into common stock at a conversion price equal to the average 30 day bid price of the common stock on the date of conversion. The rights of the Class C shares shall be subordinate to Class A and Class B shares. At December 31, 2000, there were no shares of Class C preferred outstanding.

Common Stock Options
     In June 1994, the Company adopted a Non-Qualified Stock Option Plan, under which the Company's Board of Directors are authorized to issue options to purchase up to 62,500 shares of the Company's common stock to qualified employees, officers and directors of the Company. The option price may be changed at the discretion of the Board of Directors. No options have been issued under this plan. During 1999, the Company issued other non-qualified stock options to non-employees under terms and at prices deemed appropriate by the Board of Directors.

     In March 1999, the Board of Directors authorized the issuance of options to the president, each member of the Board of Directors and a consultant to purchase up to 3,050,000 shares of common stock at prices ranging from $.21 per share to $.53 per share. The exercise price was equal to the closing bid price for the Company's common stock on the date of the grant. The exercise of options for 1,200,000 shares was contingent on the closing bid price of the Company's common stock of at least $1.00 on the last trading day for 1999 and the exercise of options for 950,000 shares was contingent upon the execution of two separate definitive agreements by December 31, 1999. In September 1999, the Board of
Directors decided to cancel 2,075,000 options issued in March 1999 as anticipated agreements were not completed and the number of options granted was too high. There is no effect on the Company's consolidated financial statements, as the related amounts are only required to be disclosed in the pro forma information provided below. Mr. Goldberg, a director, opposed this resolution by the Board. Mr. Goldberg's counsel has stated that it is Mr. Goldberg's position that the Company does not have the right to cancel options previously issued to Mr. Goldberg and that Mr. Goldberg does not intend to relinquish those options. Of the total 2,075,000 options cancelled, 1,000,000 were issued to Mr. Goldberg (see Note J).

     Also in March 1999, the Company issued options to purchase 100,000 and 300,000 shares of common stock at $0.21 and $0.51 per share, respectively, to third party individuals. The exercise price was equal to the closing bid price for the Company's common stock on the date of grant.

     In May 1999, the Board of Directors authorized the issuance of stock options to each member of the Board of Directors as compensation. Each Director received options to purchase 250,000 shares of common stock at $1.34 on January 1, 2000, January 1, 2001 and January 1, 2002 (a total of 3,000,000 options). For the options to vest, each current Director must be a Director on the anniversary dates noted above. In August 1999, a new director was elected to the Board of Directors and he was granted options to purchase 250,000 shares of common stock at $1.94 per share on January 1, 2000, 2001 and 2002. On January 4, 2000, the Directors cancelled these options and issued new options to purchase 50,000 shares until January 4, 2003. These options are exercisable at $0.61 per share, which was the closing price on the date of grant. Two Directors agreed to this request; Mr. Goldberg did not. There is no effect on the Company's financial statements as a result of the issuance and cancellation of these options as the related amounts are disclosed in the pro forma information provided below.

     Also in May 1999, the Company issued options to purchase 100,000 and 500,000 shares of common stock at $1.50 and $0.75 per share, respectively in exchange for consulting services. The services related to the 500,000 options were never provided and the options cancelled.

     As disclosed earlier, in June 1999, the Company granted options to purchase 500,000 and 300,000 shares of common stock at $0.75 and $1.03 in the acquisition of All That Media and EDRON, respectively.

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

     On July 7, 1999, the Company signed an agreement with Coleman and Company Securities, Inc. (Coleman) to act as the Company's exclusive investment advisor, exclusive private placement agent and investment banker for a period of one year. As compensation for these services Coleman received options to purchase 500,000 shares of the Company's common stock at $0.875 per share and would receive a commission of 13% for any public or private placement financing. The options are exercisable for a period of five years and would have certain registration rights for a period of two years. In addition, Coleman would earn a fee in connection with a merger, acquisition or sale of the Company. This agreement was later cancelled and the options were rescinded.

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

     On January 25, 2000, the Directors approved the grant of options for 75,000 shares each to three Directors and 56,250 shares each to two officers. The exercise price of these options is $1.33, the closing price of the Company's common stock on the date of grant. These options are exercisable through January 25, 2005 and vest only if the common stock trades at a price of $4.50 or higher for 10 consecutive days between January 25, 2000 and July 1, 2001.

     Also on January 25, 2000, options to purchase 100,000 shares were granted to an outside director. These options vest at the rate of 25,000 shares per quarter during 2000. The exercise price is $1.33 per share.

     In March 1999, the Board of Directors authorized the issuance of options to the then president, each member of the Board of Directors and a consultant to purchase up to a total of 3,050,000 shares of common stock at prices ranging from $0.21 per share to $0.53 per share. The exercise price was equal to the closing bid price for the Company's common stock on the date of the grant. The exercise of options for 1,200,000 shares was contingent on the closing bid price of the Company's common stock of at least $1.00 on the last trading day for 1999 and the exercise of options for 950,000 shares was contingent upon the execution of two separate definitive agreements by December 31, 1999. In September 1999, the Board of Directors determined to cancel 2,075,000 options issued in March 1999. Mr. Goldberg, a director at that time, opposed this resolution by the Board. Mr. Goldberg's counsel has stated that it is Mr. Goldberg's position that the Company does not have the right to cancel options previously issued to Mr. Goldberg and that Mr. Goldberg does not intend to relinquish those options. Of the total 2,075,000 options cancelled, 1,000,000 were issued to Mr. Goldberg.

     In May 1999, the Board of Directors authorized the issuance of stock options to each member of the Board of Directors as director compensation. Each Director has options to purchase 250,000 shares of common stock at $1.34 become exercisable on each of January 1, 2000, January 1, 2001 and January 1, 2002. For the options to vest, each current Director must be a Director on the anniversary dates noted above. In August 1999, a new director was elected to the Board of Directors and he was granted options to purchase 250,000 shares of common stock at $1.89 per share become exercisable on each of January 1, 2000, 2001 and 2002. These options have been rescinded. The Board's decision to cancel options and issue other options as described above was based on a determination, for the reasons described above, that the Company did not receive sufficient value to justify the original grant of the options that were cancelled or that the options no longer provided incentive to the option holders due to the high exercise price of the options relative to the trading price of the common stock at that time. The new options were granted subject to vesting terms that the Board believed provided more incentive for the performance of the recipients of those options and more closely aligned the interests of the recipients with our shareholders.

     All the options described which were held on September 15, 2000 by the directors, officers, and certain employees and consultants, have been relinquished by those persons so that each may participate in the Company's 2000 Management Compensation Plan described below.

     On September 15, 2000, the Board of Directors determined that the outstanding options held by officers and directors no longer provided incentive due to the high exercise price of the options relative to the trading price of the common stock at that time. The Board then enacted the 2000 Management Compensation Plan to compensate directors, officers and consultants and to provide incentives for those persons acting on behalf of the Company. In order to participate in the Management Compensation Plan, officers and consultants were required to relinquish any options previously granted to them. Options to purchase common stock have been issued pursuant to the Management Compensation Plan, and 5,000,000 shares of common stock and additional options to purchase common stock were authorized to be issued.

     All recipients of shares and options under the Management Compensation Plan were officers and employees at the time of grant except for a consultant providing accounting and administrative services. The options are exercisable at a price of $.08 per share until September 15, 2005. The closing sales price for the common stock on September 15, 2000 was $.08. The options are exercisable 25% immediately and 25% on each of the first three anniversaries of the date of grant provided that the recipient continues to be a director, officer, employee or consultant at that respective time. In addition, the options provide that when the sales price for the common stock is at least $.16 per share for three consecutive trading days, the option holder may elect to exchange each option exercisable at $.08 per share for two options exercisable at $.16 per share. Similarly, the option holder may exchange each of his options for two options to purchase one share of common stock each at $.32 per share at such time as the last sales price for the common stock is at least $.32 per share for three consecutive trading days. If these price levels are attained and if all the recipients of the initial options to purchase 5,000,000 shares of common stock elect to exchange them for options exercisable at each of the higher prices, options to purchase a total of 20,000,000 shares would be outstanding at an exercise price of $.32 per share.

     During 2000, employees were granted options to purchase 2,081,250 shares of the Company's stock at $0.63 per share for various two-year periods. The Company released most of its employees prior to vesting and only 325,000 of the employee options are outstanding at December 31, 2000.

         The following is a summary of the number of shares under option:

                                                                                    Weighted
                                                                                    Average
                                                           Non-Qualifying           Exercise         Expiration
                                                            Stock Options           Price            Dates
                                                        ------------------------------------------------------
     Balance, January 1, 1999                                    400,000            $0.52            1999-2002
     ---------------------------------------------------------------------------------------------------------
     Granted                                                  10,112,000             0.83                 2005
     Exercised                                                (1,145,000)            0.41                 1999
     Expired/Rescinded                                        (2,694,500)            0.83                 1999
     Balance December 31, 1999                                 6,762,500             0.96            1999-2005
     ---------------------------------------------------------------------------------------------------------
     Granted                                                  12,045,194             0.21            2002-2005
     Exercised                                                         -                -
     Expired/Rescinded                                       (12,120,000)            0.63                 2000
     ---------------------------------------------------------------------------------------------------------
     Balance December 31, 2000                                 6,687,694            $0.98           2001- 2005
     =========================================================================================================

The following table summarized information about stock options outstanding and exercisable as of December 31, 2000:

                                                                               Weighted
                                                                               Average                   Weighted
                    Range of                           Number                  Remaining                 Average
                  Exercise Prices                    Outstanding &            Contractual                Exercise
              From                To                 Exercisable              Life in Years              Price
     ----------------------------------------------------------------------------------------------------------------
                 $0.08     $        0.08                 5,000,000                 3.75                $         0.08
                 $0.21     $        0.21                   900,000                 1.25                $         0.21
                 $0.50     $        0.50                   175,000                 4.25                $         0.50
                 $0.63     $        0.65                   362,694                 4.25                $         0.64
                 $1.00     $        1.00                   250,000                 5.00                $         1.00
     ----------------------------------------------------------------------------------------------------------------
                                                         6,687,694                 4.00                $         0.17
     ================================================================================================================

     Options issued to non-employees in 2000 and 1999 resulted in compensation expense of $1,193,262 and $797,048, respectively.

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

     The Company has elected to continue with the accounting treatment for stock options and warrants issued to employees under APB 25, which is an intrinsic value-based method, and has adopted SFAS 123, which is a fair-value based method of accounting for stock options, for stock options issued to non-employees and for disclosure purposes. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions, dividend yield of 0%, expected volatility of approximately 110%, risk free interest rate of 6%, and expected lives of 5 years for the stock award. If compensation costs had been determined based on the fair value at the grant date for stock option and stock warrant grants to employees, consistent with the method in SFAS 123, the Company's net loss from continuing operations and net loss per share from continuing operations would have increased as indicated below for the years ended December 31, 2000 and 1999:

                                                                                     2000          1999
                                                                                     ----          ----
      Net (loss) from continuing operations, as reported                        ($ 7,100,449)    ($2,732,744)
      Net (loss) from continuing operations, pro-forma                          ($10,293,455)    ($5,104,639)
      Net (loss) per share, continuing operations,
         basic and diluted, as reported                                               ($0.29)         ($0.25)
      Net (loss) per share, continuing operations,
         basic and diluted, pro-forma                                                 ($0.42)         ($0.46)

NOTE G   INCOME TAXES

     The tax effects of temporary differences and carryforward amounts that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2000 and 1999 are:

                                                           2000                         1999
Deferred tax assets:
 Net operating loss carryforwards                     $  7,845,000                       $ 4,831,000
 Property, equipment, other assets, net                    (12,000)                          (12,000)
 Other                                                      10,000                            10,000
----------------------------------------------------------------------------------------------------
Total gross deferred tax assets                          7,843,000                         4,829,000
Less valuation allowance                                (7,843,000)                       (4,829,000)
-----------------------------------------------------------------------------------------------------
Net deferred tax assets                               $          -                       $         -
====================================================================================================

     A valuation allowance has been recorded equal to the net deferred tax asset, as management was not able to determine if it is more likely than not that the deferred tax assets will be realized. The valuation allowance increased $3,014,000 and $669,000 in 2000 and 1999.

The following summary reconciles the income taxes at the statutory rate of 37% in 2000 and 1999 with the actual taxes:

                                                                                 2000              1999
                                                                                 ----              ----
     Benefit computed at the statutory rate-continuing operations                $  (2,595,000)    $   (669,000)
     Discontinued operations                                                           124,000                -
     Valuation allowance                                                             2,471,000          669,000
     ----------------------------------------------------------------------------------------------------------
     Provision for income taxes                                                  $           -     $          -
     ==========================================================================================================

As of December 31, 2000, net operating loss carryforwards were approximately $20,900,000. Utilization of certain portions of this amount is subject to limitations under the Internal Revenue Code. Carryforward amounts expire at various dates through 2020.

NOTE H   RELATED PARTY TRANSACTIONS

     The Company outsourced substantially all administrative, management and accounting functions to a company that was previously wholly-owned by a director of the Company. Total annual fees paid by cash and by the issuance of common stock for 2000 and 1999 were approximately $138,500 and $225,000, respectively.

     Another entity, 43% of which is owned by the same director, performs other administrative functions for the Company on an as-needed, hourly basis. The Company also leases computer equipment from the related entity and has amounts due to this entity of $1,771 and $3,571 as of December 31, 2000 and 1999, respectively. Fees paid to this entity totaled $7,034 and $14,134 for 2000 and 1999, respectively.

     In 1998, Mr. Goldberg, former president, was advanced approximately $25,000 of which of $10,710 is outstanding as of December 31, 2000. Also as of December 31, 2000, Mr. Goldberg is in possession of certain of the Company's equipment with no material book value. Additionally, the Company has recorded a separate receivable of $7,178 due from Mr. Goldberg. See also the discussion in Note F related to options issued to Mr. Goldberg and later canceled by the Board of Directors. Mr. Goldberg's counsel has stated that it is Mr. Goldberg's position that the Company does not have the right to cancel options previously issued to Mr. Goldberg and that Mr. Goldberg does not intend to relinquish those options.

NOTE I   COMMITMENTS

Lease Commitments
     The Company has long-term operating lease agreements for office space, building and certain equipment. Future minimum lease payments required under long-term leases in effect at December 31, 2000 are as follows:

                         Minimum Rent                Sublease              Net
                         ------------                --------              ---
        2001              $ 176,979                 $ 81,888             $ 95,091
        2002                134,104                   54,592               79,512
        2003                 68,220                        -               68,220
        2004                 68,220                        -               68,220
        2005                 68,220                        -               68,220
        Thereafter          136,440                        -              136,440
        -------------------------------------------------------------------------
        Total             $ 652,183                 $136,480             $515,703
        =========================================================================

     Rent expense for continuing operations was $37,130 and $10,718 in 2000 and 1999. Sublease rentals were $80,398 in 2000 and $91,920 in 1999. Rent expense for discontinued operations was $108,111and $97,982 in 2000 and 1999, respectively.

     Effective May 1, 2001 the Company signed a lease for space that requires monthly payments of $1,645 plus any charges for common area maintenance. The lease term is for two years and expires April 30, 2003.

     Offices for the Internet's segment consisted of approximately 3,000 square feet and were leased pursuant to the terms of a 36-month lease, which terminates in July 31, 2002. Monthly rent is approximately $3,600. In November 2000, the Company sublet the space to another tenant. However, the Company was not relieved of its obligation under the original lease.

     Commencing September 1998, the Company subleased its former executive space under the terms of a four-year sublease. The Company has not been relieved of its primary obligation due under the original lease with the lessor. Monthly payments due under the lease are $6,394. The sublease requires payments of $6,824 per month for 48 months commencing September 1, 1999. Both the primary lease and the sublease expire August 2002.

NOTE J   LITIGATION

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

     On March 27, 2000, the Company filed a complaint in the District Court for Arapahoe County, Colorado against Mr. Goldberg, the Securities Investor Protection Corporation (SIPC), and the U.S. Internal Revenue Service (IRS). In the Complaint, the Company alleged that, during Mr. Goldberg's tenure as an officer and director, Mr. Goldberg engaged in fraudulent activities, breached his fiduciary duties, and acted negligently, all of which resulted in our suffering damages. In the Complaint, the Company is seeking compensatory and punitive damages from Mr. Goldberg, the return of Company property, and a declaration that stock options granted to Mr. Goldberg were fraudulently obtained, were void, and that Mr. Goldberg must repay the Company for the options that he exercised before the Company became aware of the true facts after granting the options in March 1999. The SIPC and IRS were included as Defendants in this matter because the SIPC holds a judgment against Mr. Goldberg that it is attempting to collect and has claimed an interest in the stock options that we are seeking to void, and the IRS has assessed a tax lien against Mr. Goldberg that it is seeking to collect. As of April 25, 2001, no answer had been filed in this matter.

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

     In October 2000, the Company received notices from the IRS for past due payroll taxes, penalties and interest. Subsequently, the IRS filed liens in amounts totaling approximately $368,870. The outstanding balance will continue to accrue interest until paid. Payment is anticipated to be made from the proceeds from the anticipated sale of Radio and Live Entertainment assets.

     During 1997 and 1998, we, some of our officers and directors, and other unrelated parties received requests for information from the U.S. Securities and Exchange Commission ("SEC") related to an investigation begun by the SEC during 1997 into various matters. On August 2, 1999, the SEC filed a civil complaint against A.B. Goldberg and us in the U.S. District Court in Denver, Colorado. The SEC alleges in its complaint that we failed to disclose compensation paid to Mr. Goldberg in our 1995 and 1996 annual reports and in a registration statement and our proxy statement filed in 1997. In response to this allegation, we have disclosed these amounts in the "Executive Compensation" section below. The SEC also alleges that we failed to timely file some of our periodic reports. The SEC sought a permanent injunction against future violations of securities laws by us. On October 22, 1999, we entered into a consent decree with the SEC. Without admitting or denying the allegations made by the SEC, we agreed not to engage in violations of the securities laws in the future. As a result of entering into the consent decree, the civil complaint against us was dismissed. The SEC also made the following allegations concerning Mr. Goldberg:

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

NOTE N SEGMENT INFORMATION

     Financial information by industry segments for the years ended December 31, 2000 and 1999 is summarized as follows:

                                                               Other
                                            Internet           Segments (1)               Consolidated
                                   ----------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 2000

      Revenue                                 $    97,238         $          -              $    97,238
      Operating income (loss),
        continuing operations                  (4,210,364)          (2,890,085)              (7,100,449)
      Identifiable assest                         160,923              166,367                  327,290
      Depreciation and amortization                55,294               17,409                   72,703
      Capital expenditures                        167,614               36,939                  204,553
      Interest Expense                             38,608               45,522                   81,130

FOR THE YEAR ENDED DECEMBER 31, 1999

      Revenue                                 $    23,112          $         -               $   23,112
      Operating income (loss) from
        continuing operations                    (705,833)          (2,026,911)              (2,732,744)
      Identifiable assets                          47,677              620,183                  667,860
      Depreciation and amortization                 2,831               14,255                   17,086
      Capital expenditures                         30,010              188,390                  218,400
      Interest Expense                                119               43,880                   43,999

(1) Other segments represent the operations of the parent company, which is primarily responsible for incurring general and administrative expenses. Identifiable assets are essentially investments in subsidiaries, which are eliminated in consolidation.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------
         Not Applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons


         Information concerning the Directors and Executive Officers of the Company is as follows:

                                Tenure as Officer
Name              Age            Position                or Director
----              ---            --------                -----------
Howard Stern       46            Chief Executive        February 1999 to present
                                 Officer, Chairman of
                                 The Board, and
                                 Director

Doug Olson         52            Director, Former       February 1999 to present
                                 President

William Rubin      39            Director               November 1998 to present

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

     Douglas Olson served as our President from August 1999until October 2000, and as Chief Operating Officer from November 1999 until October 2000, and as a director since February 1999. Mr. Olson previously served as our President and a director from March 1993 to February 1995 and as Chief Executive Officer from August 1999 until November 1999. From February 1995 to June 2000, Mr. Olson was the President and owner of Creative Business Services, Inc., which provides accounting and management information services. We outsource some of our accounting functions to Creative Business.

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


Item 10. Executive Compensation


Summary Compensation Table

     The following table sets forth in summary form the compensation received during each of the last three completed years by our current and former Chief Executive Officers. Our chief executive officer's salary exceed $100,000 during the year ended December 31,2000. No executive officer's compensation exceeded $100,000 during the year ended December 31, 1999 and 1998. The figures in the following table are for fiscal years ended December 31, 2000, 1999, and 1998.

Summary Compensation Table

------------------------------- --------- ------------ ----------- --------------- ---------------------------------------------
                                                                                              Long Term Compensation
------------------------------- --------- ------------ ----------- --------------- -------------------------------- ------------
                                                                                               Awards                 Payouts
------------------------------- --------- ------------ ----------- --------------- -------------- ----------------- ------------
Name and                        Fiscal    Salary ($)   Bonus       Other Annual    Restricted     Securities        LTIP
Principal Position              Year                   ($)(1)      Compensation    Stock          Underlying        Payouts
                                                                   ($)(2)          Award(s) ($)   Options/SARs      ($)(4)
                                                                                                  (#)(3)
------------------------------- --------- ------------ ----------- --------------- -------------- ----------------- ------------
Abraham B. Goldberg(6)            2000            -0-     -0-           -0-             -0-             -0-             -0-
Former Chairman of the Board,     1999            -0-     -0-         $97,500       $76,500(8)          -0-             -0-
former President, former          1998        $14,500     -0-        $47,500(7)         -0-             -0-             -0-
Chief Executive Officer, and
a director
------------------------------- --------- ------------ ----------- --------------- -------------- ----------------- ------------
Howard Stern, Chief Executive     2000       $151,250   $98,250       $12,000            -               -               -
Officer, President,               1999        $12,500      -             -               -               -               -
Secretary, Treasurer and a        1998              -      -             -               -               -               -
director
------------------------------- --------- ------------ ----------- --------------- -------------- ----------------- ------------
Douglas Olson, former             2000        $71,500    $2,589        $9,000            -               -               -
President, and a director         1999        $12,000      -             -               -               -               -
                                  1998              -      -             -               -               -               -
------------------------------- --------- ------------ ----------- --------------- -------------- ----------------- ------------


------------------------------- ---------  --------------------
Name and                        Fiscal     All Other
Principal Position              Year       Compensation ($)(5)
------------------------------- --------- --------------------
Abraham B. Goldberg(6)            2000               -0-
Former Chairman of the Board,     1999           $47,550
former President, former          1998           $84,000
Chief Executive Officer, and
a director
------------------------------- ---------  --------------------
Howard Stern, Chief Executive     2000               $-
Officer, President,               1999          $75,000
Secretary, Treasurer and a        1998                -
director
------------------------------- ---------  --------------------
Douglas Olson, former             2000       $52,250(10)
President, and a director         1999       $84,000(10)
                                  1998       $85,250(10)
------------------------------- ---------  --------------------


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

(10) Consists of salary received from Creative Business Services, Inc. See below, "Item 12. Certain Relationships and Related Transactions".

     As of December 31, 2000, we had no group life, health, hospitalization, medical reimbursement or relocation plans in effect which discriminate, in scope, terms, or operation, in favor of our officers or directors and that are not generally available to all salaried employees. Further, we have no pension plans or plans or agreements which provide compensation in the event of termination of employment or change in control.

Employee Retirement Plans, Long-Term Incentive Plans, and Pension Plans

     Other than our stock option plans, we have no employee retirement plan, pension plan, or long-term incentive plan to serve as incentive for performance to occur over a period longer than one fiscal year.

Compensation of Directors

     During the year ended December 31, 2000, no compensation was paid to our directors. We reimburse directors for out-of-pocket expenses incurred by them in connection with our business.

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

Option Grants

     On March 11, 1999, we issued options to our directors and some consultants to purchase 1,000,000 shares of common stock at $.21 per share until March 11, 2002, which vested immediately. In addition, contingent options for a total of 950,000 shares were issued to directors if an Internet gaming licensing agreement was executed with Starnet Communications and a definitive software licensing agreement was executed with Global Games Holdings. These agreements were subsequently executed. Options earned from the March 11, 1999 issuance are as follows:

o        A.B. Goldberg - 1,000,000
o        Doug Olson - 250,000
o        Howard Stern - 250,000
o        Bill Rubin - 250,000

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

     At the meeting of the Board of Directors held on March 18, 1999, the Board approved the issuance of options to purchase common stock for each of our directors, as well as a consultant to the Company. The options are exercisable at a price of $.53 per share until March 18, 2002. Options to purchase an aggregate of 1,200,000 shares were issued. The options are contingent upon our common stock trading at a price of at least $1 per share on December 31, 1999. In September 1999, the board of directors determined to cancel all these options. Mr. Goldberg opposed this resolution of the Board. Mr. Goldberg's counsel has stated that it is Mr. Goldberg's position that the Company does not have the right to cancel options previously issued to Mr. Goldberg and that Mr. Goldberg does not intend to relinquish those options. Our common stock did not trade at a price of at least $1 per share on December 31, 1999 so that these options have terminated.

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

     Also on January 4, 2000, we approved grants of options to purchase 250,000 shares for $.61 per share to each officer who also is a director. The recipients of these options were Howard Stern, Douglas Olson and Michael Marsowicz. These options expire on January 4, 2005. These options become exercisable as follows:

 ----------------------------------------- -----------------------------------------------------------------------------
 Shares Becoming Exercisable                                             Triggering Event
 ----------------------------------------- -----------------------------------------------------------------------------
 50,000                                    When the average closing price of the common stock is at least
                                           $2.25 for 10 consecutive business days.
 ----------------------------------------- -----------------------------------------------------------------------------
 75,000                                    When the Company achieves annual revenues of $4.25 million.
 ----------------------------------------- -----------------------------------------------------------------------------
 125,000                                   When the Company achieves earnings per share of $.05.
 ----------------------------------------- -----------------------------------------------------------------------------

     Also on January 4, 2000, we approved grants of options to purchase 187,500 shares for $.61 per share to each of Daniel Stansky, our Chief Financial
Officer, and Robert Fuchs, our marketing director. These options expire on January 4, 2005. These options are exercisable as follows:

  ---------------------------------- ----------------------------------------------------------------------------
     Shares Becoming Exercisable                                  Triggering Event
  ---------------------------------- ----------------------------------------------------------------------------
  37,500                             When the average closing price of the common stock is at least
                                     $2.25 for 10 consecutive business days.
  ---------------------------------- ----------------------------------------------------------------------------
  56,250                             When the Company achieves annual revenues of $4.25 million.
  ---------------------------------- ----------------------------------------------------------------------------
  93,750                             When the Company achieves earnings per share of $.05.
  ---------------------------------- ----------------------------------------------------------------------------


     On January 4, 2000, we also rescinded option grants previously made in July 1999 to Wende Curtis, our Secretary, and another employee. The rescinded options were each for 25,000 shares at $1.59 per share until July 1, 2004. These options were replaced with new options to purchase 50,000 shares for $0.61 per share for three years.

     All the options terminated and replaced in January 2000 were made with the acceptance of the option holders, except that Mr. Goldberg objects to any termination of his options.

     On January 4, 2000, we approved options for our officers that become exercisable only in the event of a change-in-control of the Company. These options are exercisable for $0.61 per share, which was the closing bid price for our common stock on January 4, 2000. These options were granted as follows:

o        Howard Stern - 750,000
o        Douglas Olson - 750,000
o        Michael Marsowicz - 750,000
o        Daniel Stansky - 562,500
o        Robert Fuchs - 562,500

On January 25, 2000, we approved grants of options as follows:

o        Howard Stern - 75,000
o        Douglas Olson - 75,000
o        Michael Marsowicz - 75,000
o        Daniel Stansky - 56,250
o        Robert Fuchs - 56,250

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

     All the options described in the foregoing section entitled "--Option Grants And Cancellations" which were held by each of Messrs. Stern, Olson, Marsowicz and Fuchs on September 15, 2000 have been relinquished by those persons so that each may participate in the Company's 2000 Management Compensation Plan described below in "--Cancellation And Reissuance Of Options In September 2000".

Cancellation And Reissuance Of Options In September 2000

     On September 15, 2000, the Board of Directors determined that the outstanding options held by officers and directors no longer provided incentive due to the high exercise price of the options relative to the trading price of the common stock at that time. The Board then enacted the 2000 Management Compensation Plan to compensate directors, officers and consultants and to provide incentives for those persons in acting on behalf of the Company. In order to participate in the Management Compensation Plan, officers and consultants were required to relinquish any options previously granted to them except that Mr. Marsowicz was not required to relinquish options he received as consideration for the sale to the Company of his interest in All That Media, Inc. See below "--Certain Relationships And Related Party Transactions". Options to purchase common stock have been issued pursuant to the Management Compensation Plan, and shares of common stock were authorized to be issued, to the following persons in the respective amounts indicated:

Recipient             Shares To Be Issued   Initial Options Granted

Howard Stern                2,500,000                       1,250,000
Douglas Olson               2,500,000                       1,250,000
Michael Marsowicz           2,500,000                       1,250,000
Duane Knight                1,000,000                         500,000
Ronald Ratner               1,000,000                         500,000
Robert Fuchs                  500,000                         250,000
                   -----------------------------------------------------
TOTAL                      10,000,000                       5,000,000


     All recipients of shares and options under the Management Compensation Plan were officers and employees at the time of grant except for Mr. Knight, a consultant providing accounting and administrative services. The options are exercisable at a price of $.08 per share until September 15, 2005. The closing sales price for the common stock on September 15, 2000 was $.08. The options are exercisable 25% immediately and 25% on each of the first three anniversaries of the date of grant provided that the recipient continues to be a director, officer, employee or consultant at that respective time. In addition, the options provide that when the last sales price for the common stock is at least $.16 per share for three consecutive trading days, the option holder may elect to exchange each option exercisable at $.08 per share for two options exercisable at $.16 per share. Similarly, the option holder may exchange each of his options for two options to purchase one share of common stock each at $.32 per share at such time as the last sales price for the common stock is at least $.32 per share for three consecutive trading days. If these price levels are attained and if all the recipients of the initial options to purchase 5,000,000 shares of common stock elect to exchange them for options exercisable at each of the higher prices, options to purchase a total of 20,000,000 shares would be outstanding at an exercise price of $.32 per share.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information regarding ownership of the common stock as of May 1, 2001 by: (1) each person known by us to be the beneficial owner of more than 5 percent of the outstanding common stock; (2) each director; and (3) all executive officers and directors as a group.

                                 Beneficial                         Percent
Name and Address                 Ownership(10)                      of Class
----------------------          ---------------                    -----------
Howard Stern
6421 Congress Ave #115,
Boca Raton, FL 33487              16,170,777                        8.3%
                                    (1)(2)(3)

Doug Olson
5495 Marion Street
Denver, CO 80216                   7,991,906                        4.1%
                                    (1)(2)(3)

William Rubin
24 Lambeth Bridge Court
Lutherville. MD 21093                200,000                        0.1%


Officers and Directors
   as a Group (3 persons)         24,362,683                        12.6%
                                    (1)(2)(3)

*Less than one percent.

(1) "Beneficial Ownership" is defined in the regulations promulgated by the U.S. Securities and Exchange Commission as having or sharing, directly or indirectly, (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2) Includes 2,500,000 shares that may be issued pursuant to the Stock Plan as payment of compensation.

(3) Includes 2,500,000 shares authorized to be issued to the named security holder pursuant to the 2000 Management Compensation Plan described below in footnote (4), "Cancellation And Reissuance Of Options In September 2000." Assumes that the named security holder exchanges all options granted pursuant to the 2000 Management Compensation Plan held by him on the date each threshold regarding the last sales price of the common stock is reached for twice as many options exercisable at the higher price. As described below in footnote (4), "Cancellation And Reissuance Of Options In September 2000", only 25 percent of options granted pursuant to the
     Management Compensation Plan are exercisable on the date of grant. Therefore, the figure in the table above includes 1,250,000 shares issuable upon the exercise of options to purchase up to 1,250,000 shares of common stock until September 15, 2005, which number of options represents 25 percent of the total number of options which, if required to be issued to the named security holder within the next 60 days pursuant to the exchange provisions of the Management Compensation Plan, will be exercisable on the date of grant. See footnote (4), below, entitled "Cancellation And Reissuance Of Options In September 2000".

(4)  Cancellation And Reissuance Of Options In September 2000

     On September 15, 2000, our Board of Directors enacted the 2000 Management Compensation Plan to compensate directors, officers and consultants and to provide incentives for those persons in acting on behalf of the Company. In order to participate in the Management Compensation Plan, officers and consultants were required to relinquish any options previously granted to them. Options to purchase common stock have been issued pursuant to the Management Compensation Plan, and shares of common stock were authorized to be issued, to the following persons in the respective amounts indicated:


     Recipient              Shares To Be Issued         Initial Options Granted
     ---------------------------------------------------------------------------
     Howard Stern               2,500,000                       1,250,000
     Douglas Olson              2,500,000                       1,250,000
     Michael Marsowicz          2,500,000                       1,250,000
     Duane Knight               1,000,000                         500,000
     Ronald Ratner              1,000,000                         500,000
     Robert Fuchs                 500,000                         250,000
     ---------------------------------------------------------------------------
                               10,000,000                       5,000,000

     All recipients of shares and options under the Management Compensation Plan were officers and employees at the time of grant except for Mr. Knight, a consultant providing accounting and administrative services. The options are exercisable at a price of $.08 per share until September 15, 2005. The closing sales price for the common stock on September 15, 2000 was $.08. The options are exercisable 25% immediately and 25% on each of the first three anniversaries of the date of grant provided that the recipient continues to be a director, officer, employee or consultant at that respective time. In addition, the options provide that when the last sales price for the common stock is at least $.16 per share for three consecutive trading days, the option holder may elect to exchange each option exercisable at $.08 per share for two options exercisable at $.16 per share. Similarly, the option holder may exchange each of his options for two options to purchase one share of common stock each at $.32 per share at such time as the last sales price for the common stock is at least $.32 per share for three consecutive trading days. If these price levels are attained and if all the recipients of the initial options to purchase 5,000,000 shares of common stock elect to exchange them for options exercisable at each of the higher prices, options to purchase a total of 20,000,000 shares would be outstanding at an exercise price of $.32 per share.

Compliance with Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act of 1934 requires our directors, executive officers and holders of more than 10% of our commons stock to file with the SEC initial reports of ownership and reports of changes of ownership of common stock and other of our equity securities. We believe that during the year ended December 31, 2000, our officers, directors, and holders of more than 10% of our common stock complied with all Section 16(a) filing requirements. In making these statements, we have relied upon our review of the monthly statements of changes filed with us by our officers and directors.
Item 12. Certain Relationships and Related Transactions

     Commencing   April  1995,  we   contracted   out   substantially   all  our
administrative, management and accounting functions to Creative Business Services, Inc. Creative Business was wholly-owned by Douglas R. Olson, the Company's President through June 2000 and a director. Monthly fees for such services were $21,000 for the period January 1, 1997 through August 31, 1998, and thereafter the fees were reduced to $14,000 per month through July 1999. Commencing August 1999, the fees were increased to $21,000 per month due to our increased activities. These are paid in cash or shares of common stock based on market prices. Total annual fees paid by cash and by the issuance of common stock for 2000 and 1999 were $117,500 and $225,000, respectively.

     Our Internet related businesses are conducted through our First 2 Market, Inc. subsidiary. All That Media, Inc., which was acquired by us in June 1999, was merged into First 2 Market, Inc. in June 1999. At the time it was acquired by us, All That Media was a newly-formed company that specialized in intellectual property development, Internet portal development and Internet advertising. We issued an option to purchase a total of 500,000 shares of common stock for $.75 per share until October 10, 2001 to the stockholders of All That Media for all the outstanding stock of All That Media. Michael Marsowicz, the President and 50 percent owner of All That Media, received 250,000 of these options. Mr. Marsowicz subsequently was elected as our Chief Technology Officer in July 1999 and as a director in August 1999 and served as the President of the wholly owned subsidiary of the Company, First 2 Market. Mr. Marsowicz resigned in December 2000.

     On July 7, 1999, we entered into an agreement with Coleman and Company Securities, Inc. pursuant to which Coleman agreed to act as our exclusive investment advisor, exclusive private placement agent and exclusive investment banker. This agreement has a term of 12 months. As compensation, we issued Coleman options to purchase 500,000 shares of common stock at a purchase price of $.875 per share at any time during the five-year period commencing on July 7, 1999. We granted Coleman registration rights concerning the transfer of the shares of common stock that may be issued upon the exercise of these warrants. We also agreed to pay Coleman an amount equal to 10% of the funds raised by Coleman, a three percent non-accountable expense allowance with respect to those funds, and placement agent warrants with an exercise price no more favorable than that given to investors in any private placement transaction in which Coleman participates equal to 10 percent of the amount of equity raised by Coleman. In addition, if we enter into a merger acquisition or sale transaction with the party introduced by Coleman, we agree to pay Coleman five percent of the first $2,000,000 of value of that transaction, four percent of the following $2,000,000 of value, three percent of the following $2,000,000 of value, two percent of the following $2,000,000 of value, and one percent of the balance of the value of the transaction. We also agreed to pay Coleman an amount equal to 10 percent of the amount raised by us from financing sources introduced by Coleman to us if those amounts are raised within 24 months after the introduction. We granted Coleman a right of first refusal to undertake any financing on behalf of the Company within the term of the agreement. In
September 1999, subsequent to entering into the agreement with Coleman, we elected Philip C. Puccio as a director. Mr. Puccio is the President and Chief Executive Officer of Coleman and resigned as a director August 16, 2000. The options granted to Coleman and Company Securities, Inc. were rescinded upon Mr. Puccio's resignation.

     The Board believes that the terms of the related party transactions described above were as fair as those that we could have obtained from unrelated third parties in arms-length transactions.

     On October 7, 1999, the Board Of Directors established a Related Parties Transactions Committee consisting of four directors primarily for the purpose of dealing with issues between the Company and Mr. A.B. Goldberg concerning prior grants of options as described above under "Item 10. Executive Compensation - Option Grants" and related to reimbursement of Mr. Goldberg's expenses to defend against the SEC's complaint described under "The Company - Legal Proceedings." Mr. Goldberg was a director of the Company. From February 1995 until August 9, 1999, Mr. Goldberg was our Chief Executive Officer.

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

(b) Reports on Form 8-K

          The Company filed an 8-K on February 23, 2001 reporting an Item 5 Other Event disclosing the filing of liens against the Company's assets by the Internal Revenue Service in the amount of $

          The Company filed an 8-K on February 1, 2001 reporting an Item 5 Other Event disclosing the Company's new business model.

          The Company filed an 8-K on January 22, 2001 reporting an Item 5 Other Event disclosing the number of shares of common stock outstanding.

          The Company filed an 8-K on January 8, 2001 reporting an Item 5 Other Event disclosing a Memorandum of Understanding concerning the Sale of Radio Assets.

          The Company filed an 8-K on December 28, 2000 reporting an Item 5 Other Event disclosing the signing of a letter of intent to sell the Company's Live Entertainment Assets.

          The Company filed an 8-K on December 21, 2000 reporting an Item 5 Other Event disclosing that the Company does not have sufficient cash funds available to pay payroll, operating, consulting, general and administrative, and other expenses.

Exhibit 21

First Entertainment Holding Corp.

Name of Subsidiary               Percentage Owned        State of Incorporation
-------------------------------------------------------------------------------
Quality Communications, Inc.        100%                         Wyoming
First 2 Market, Inc                 100%                         Florida
First Films, Inc.                    80%                         Colorado
Global Internet Corp.              50.3%                         Colorado
The Best of As Seen on TV, Inc.      58%                         Colorado
W3, Inc.                            100%                         Wyoming
Redunidos                           100%                         Delaware
Cyber Audio Network                 100%                         Delaware

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 F2 BROADCAST NETWORK INC.


Dated: May 2, 2001                              By:/s/ Howard B. Stern
                                                       Howard B. Stern, Chief
                                                       Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Dated: May 2, 2001                               By:/s/ Howard B. Stern
                                                        Howard B. Stern
                                                        Principal Executive,
                                                        Accounting and
                                                        Financial, Accounting,
                                                        Officer, Director

Dated: May 2, 2001                               By:/s/ Douglas Olson
                                                        Douglas Olson
                                                        Director

Dated: May 2, 2001                                By:/s/ William Rubin
                                                         William Rubin
                                                         Director