Form 10QSB
period 2001-03-31
FIRST ENTERTAINMENT HOLDING CORP
filed 2001-05-21
CIK 803170

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended March 31, 2001 Commission File Number 0-15435

                           F2 BROADCAST NETWORK, INC.
               (Exact name of Company as specified in its charter)

                 NEVADA                         84-0974303
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
    of incorporation or organization)

              6245 NW 9th Ave, Suite 102, Ft. Lauderdale, FL 33309 (Address of principal executive offices) (Zip code)

         Company's telephone number, including area code (561) 241-9711

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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                                                    Number of Shares Issued and
    Class                                         Outstanding at March 31, 2001
    ------                                        -----------------------------
    Common stock, $.008 par value                             138,488,895 shares
    Class A Redeemable Preferred Stock, $.001 par value           10,689  shares
    Class B Preferred Stock, $.001 par value                           0  shares
    Class C Preferred Stock, $.001 par value                           0  shares

F2 BROADCAST NETWORK INC. FORM 10-QSB QUARTERLY REPORTABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements
   Consolidated Balance Sheet as of March 31, 2001
    (Unaudited) and December 31, 2000

   Consolidated Statements of Operations (Unaudited) for three months ended March 31, 2001 and 2000

   Consolidated Statements of Cash Flows (Unaudited) for the three months ended
    March 31, 2001 and 2000

   Notes to Consolidated Financial Statements (Unaudited)

ITEM 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations

PART II - OTHER INFORMATION

  Items 1 through 6

SIGNATURE

F2 BROADCAST NETWORK INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                  March 31,                 December 31,
                                                                      2001                         2000
ASSETS
CURRENT ASSETSCash and cash equivalents                             $25,366                     $16,256
Accounts receivable trade, net
 of allowance for doubtful accounts of $8,740 and
  $8,740                                                            236,672                      112,652
Officer and employee receivables,
  net of allowance of $38,075 and $38,075                             6,777                            -
Other current assets                                                 30,445                       22,159
--------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                299,260                      151,067
--------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
Equipment and furniture                                             240,517                      245,697
Less accumulated depreciation and amortization                       84,276                       69,474
--------------------------------------------------------------------------------------------------------
                                                                    156,241                      176,223
--------------------------------------------------------------------------------------------------------

OTHER ASSETS
Net assets of discontinued operations                               437,425                      362,620
--------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                       $892,926                     $689,910
========================================================================================================

         "See accompanying notes to consolidated financial statements."

F2 BROADCAST NETWORK INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
(Unaudited)

                                                                      March 31,               December 31,
                                                                            2001                      2000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
CURRENT LIABILITIES
Accounts payable                                                      $1,450,907                $1,649,919
Accrued liabilities                                                      163,859                   166,253
Accrued interest                                                         451,542                   443,891
Notes payable and current
  portion of long term debt                                              352,959                   358,610
Note payable related party                                                46,346                    33,887
----------------------------------------------------------------------------------------------------------
Total current liabilities                                              2,465,613                 2,652,560
----------------------------------------------------------------------------------------------------------

LONG TERM DEBT, NET OF
 CURRENT PORTION                                                         148,926                   145,977
----------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERED STOCK
Class a preferred stock, 1,500,000 shares
    authorized, 10,689 shares issued and outstanding,
    liquidation value $ 15,000                                                10                        10
STOCKHOLDERS' EQUITY (DEFICIT)Preferred stock, $.001 par value; authorized
 5,000,000 shares;
     Class B preferred stock, no shares outstanding                            -                         -
     Class C preferred stock no shares issued                                  -                         -
     Common stock, $.008 par value; authorized
     250,000,000 shares; 137,780,007 and 48,040,449
     shares issued and outstanding                                     1,102,270                  384,353
Capital in excess of par value                                        23,923,942               23,559,402
Stock held in Escrow                                                    (280,000)                (280,000)
Accumulated deficit                                                  (26,467,835)             (25,772,392)
----------------------------------------------------------------------------------------------------------
                                                                      (1,721,623)              (2,108,637)
----------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                                      $  892,926               $  689,910
=========================================================================================================

         "See accompanying notes to consolidated financial statements."

F2 BROADCAST NETWORK INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                        For the three months               For the three months
                                                        ended March 31,                    ended March 31,
                                                           2001                               2000
REVENUE:
Internet                                                   $144,118                                $9,030
---------------------------------------------------------------------------------------------------------
                                                           $144,118                                 9,030
---------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES: Cost of sales - Internet                429,130                               527,685
 Depreciation and amortization                               20,302                                13,466
 Management and administrative fees, affiliate                    -                                70,500
 Selling, general and administrative                        511,309                               469,810
 --------------------------------------------------------------------------------------------------------
                                                            960,741                             1,081,461
---------------------------------------------------------------------------------------------------------

OPERATING LOSS                                             (816,623)                           (1,072,431)
OTHER INCOME (EXPENSE)  Interest expense                    (16,577)                               (7,760)
 Balzac settlement                                                -                               358,000
 Other                                                          261                                27,509
---------------------------------------------------------------------------------------------------------
                                                            (16,316)                              377,749
---------------------------------------------------------------------------------------------------------

OPERATING LOSS BEFORE
  DISCONTINUED OPERATIONS                                  (832,939)                             (694,682)

INCOME (LOSS) FROM DISCONTINUED
     OPERATIONS                                             137,496                               107,070

MINOITY INTREST IN LOSS OF SUBSIDIARY                             -                                     -
----------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                         $(695,443)                           $ (587,612)
==========================================================================================================

PER SHARE DATA - Basic and Diluted:
 Net Income (loss) per common share                       $    (0.01)                             $    (0.11)
============================================================== ===========================================

WEIGHTED-AVERAGE NUMBER OF
SHARES OUTSTANDING                                      94,204,801                              12,918,891
==========================================================================================================

* Less than $.01 per share

         "See accompanying notes to consolidated financial statements."

F2 BROADCAST NETWORK INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

                                                    For the three months               For the three months
                                                        ended March 31,                     ended March 31,
                                                                 2001                              2000
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net income (loss)                                              $(695,443)                       $ (1,474,559)
Adjustments to reconcile net income (loss)
 to net cash from operations:
     Depreciation and amortization                                20,302                               43,516
     Common stock issued for services                          1,082,457                              368,355
     Common stock options                                              -                              977,566
     Other                                                             -                                    -
Changes in operating assets and liabilities
  (Increase) decrease in
     Receivables                                                (130,797)                              36,270
     Inventories                                                       -                                  872
     Other assets                                                 (8,606)                               6,492
Increase (decrease) in
     Accounts payable                                           (199,012)                             (72,555)
     Accrued liabilities                                           5,257                               15,544
     Deferred revenues                                                 -                              (13,000)
--------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:                                             74,158                             (111,499)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures - net                                       (74,805)                            (182,059)
--------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                           (74,805)                            (182,059)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt                                        (6,734)                             (21,308)
Proceeds from issuance of debt                                    16,491                               25,000
Proceeds from issuance of common stock                                 -                              351,001
-------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                             9,757                              354,693
-------------------------------------------------------------------------------------------------------------

NET INCREASE  IN CASH                                              9,110                               61,135

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                              16,256                               85,783
-------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                                   $25,366                           $  146,918
=============================================================================================================

         "See accompanying notes to consolidated financial statements."



F2 BROADCAST NETWORK INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)



SUPPLEMENTAL INFORMATION:                                     2001                      2000
                                                              ----                      ----

Cash paid for interest                                    $   8,956                    $     10,581
===================================================================================================

 Noncash Investing and Financing Activities:

Common stock and options issued for services              $1,082,457                   $  1,345,921
===================================================================================================

         "See accompanying notes to consolidated financial statements."

F2 BROADCAST NETWORK INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

General

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial information is unaudited but includes all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary to present fairly, the information set forth. The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements that are included in the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2000.

The results for the interim period are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 2001. The Company believes that the three-month report filed on Form 10-QSB is representative of its financial position and its results of operations and changes in cash flows for the periods ended March 31, 2001 and 2000.

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

Going Concern

During the period from inception (January 17, 1985) to March 31, 2001, the Company incurred cumulative net losses of approximately $26,468,000. Additionally, as of March 31, 2001, the Company had an excess of current liabilities over current assets of approximately $2,166,000 and is in default on certain notes payable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is dependent upon obtaining additional financing, and/or extending its existing debt obligations, and/or obtaining additional equity capital and ultimately achieving profitable operations.

The Company has no arrangements in place for such equity or debt financing and no assurance can be given that such financing will be available at all or on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the interests of the Company's shareholders as well as warrants and options holders. Any sales of equity capital cannot be assured due to overall economic and market conditions, the price of the Company's stock and other unpredictable factors.

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

Currently, the Company does not have sufficient revenues to generate operating or net income from operations; therefore, it is necessary for the Company to increase revenues either by expansion or by acquisition or significantly reduce its operating costs. The Company has been able to issue stock for management and accounting and administrative services, thereby reducing the need for cash to pay for operating expenses. The value of services paid by issuance of stock was approximately $1,082,000 for the three months ended March 31, 2001. Net cash provided by operations was approximately $74,000 for the three months ended March 31, 2001. The Company may not have sufficient cash for use in operations through December 31, 2001. If the Company is unable to obtain sufficient funds to satisfy its cash requirements, it may be forced to curtail operations, dispose of assets or seek extended payment terms from its vendors. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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


NOTE B DISCONTINUED OPERATIONS

In April 2000, the Company entered into a letter of intent to sell all the assets related to our radio business to American Communications Enterprises, Inc. ("ACE"). The letter of intent expired with no definitive agreement being signed. In December 2000, the Company entered into a letter of intent to sell all the assets related to our radio business to Legend Communications of Wyoming, LLC ("Legend"). These assets include the Gillette, Wyoming radio station and all the tangible and intangible assets related to that station. Subject to entering into a definitive agreement and other conditions, Legend has agreed to pay approximately $1,300,000 in cash and a 5-year note for $557,000 for these assets. The purchase price will be reduced by the amount of liens, mortgages and other encumbrances against the radio station. On April 6, 2001, subsequent to year-end an Asset Purchase Agreement was executed by Legend and Quality Communications, Inc. and filed with the Federal Communications Commission for their review.

Additionally, in November 2000, the Company entered into a letter of intent to sell all the stock and assets related to our live entertainment operations to an entity owned by the manager of the comedy club and one of the Company's contract accountants. These assets include the stock of First Films, Inc. and all the tangible and intangible assets related to Comedy Works, Inc. and Comedy Core, Inc. that are wholly-owned by First Films, Inc. Subject to entering into a definitive agreement and other conditions, the purchasers have agreed to pay approximately $300,000 in cash for these assets and will assume all of the outstanding debt and obligations related to these assets. Although the Company is working with the purchasers to reach a definitive agreement, there is no assurance that a definitive agreement will be reached or that the transaction will be completed.

If these sales are not completed, the Company intends to seek other opportunities to sell the radio and live entertainment operations in order to liquidate debts. Accordingly, the net assets of the radio and live entertainment operations have been reflected on the accompanying consolidated balance sheet as net assets of discontinued operations. The components of the net assets of discontinued operations as of March 31, 2001 and December 31, 2000:

                                                                2001                    2000
                                                                ----                    ----

     Radio segment:
     -------------
     Current assets                                             $  35,221               $       0
     Property and equipment, net                                  382,583                 381,752
     Other assets, net                                            569,424                 582,694
     Current liabilities                                         (136,074)                (61,758)
     Long-term liabilities                                       (421,179)               (518,982)
                                                                 --------------------------------
                                                                $ 429,974                $385,864
                                                                ---------------------------------

     Live entertainment segment:
     --------------------------
     Current assets                                              $ 72,359               $  53,495
     Property and equipment, net                                  219,076                 212,674
     Other assets, net                                             (4,149)                 (2,049)
     Current liabilities                                          (86,794)                (75,274)
     Long-term liabilities                                       (193,041)               (212,090)
                                                                ----------------------------------
                                                                 $  7,451               $( 23,213)
                                                                 ---------------------------------

     Net assets held of discontinued operations                $  437,425               $ 362,651
                                                               ==================================

Summary operating results of discontinued operations for the three months ended March 31, 2001 and 2000 are as follows:

                                                                 2001              2000
                                                              ---------         ---------
         Radio segment:
         -------------
         Revenues                                              $211,892          $196,483
         Costs and expenses                                    (173,226)         (161,300)
                                                               ---------        ---------
         Net income                                             $38,666         $  35,183
                                                               ---------        ---------

         Live entertainment segment:
         --------------------------
         Revenues                                              $596,932          $502,946
         Costs and expenses                                    (498,102)         (431,059)
                                                               ---------         ---------
         Net income                                            $ 98,830          $ 71,887
                                                               ---------         ---------

     Income from discontinued operations                    $   137,496         $ 107,070
                                                            ===========         ==========

NOTE C  OTHER BUSINESS DEVELOPMENTS

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

NOTE D - STOCKHOLDERS' EQUITY
During the three months ending March 31, 2001, the Company issued 89,738,559 shares of common stock for consulting services and employee compensation valued at approximately $1,082,000.

No options were granted during three months ended March 31, 2001.

NOTE E - RELATED PARTY TRANSACTIONS
The Company outsources substantially all employment, administrative, management and accounting functions. During the three months ended March 31, 2000 some of these functions were provided by a company wholly-owned by a current director and the former president of the Company. Monthly fees for such services were $21,000 for the period January 1, 1998 through August 31, 1999; thereafter the fees were reduced to $14,000. During the three months ended March 31, 2000, the fees were $23,500 per month. Total fees paid by cash and by the issuance of common stock for the three months ended March 31, 2000 were approximately $225,000.

Another entity, 43% of which is owned by the same director, performs other administrative functions for the Company on an as-needed, hourly basis. The Company also leases computer equipment from the related entity and has amounts due to this entity of $ and $ $5,580 as of March 31, 2001 and 2000, respectively. Total fees paid by cash and by the issuance of common stock for the three months ended March 31, 2000 were approximately $2,000.

In March 2000, the Company's president loaned the Company $25,000 at 9%. The note payable is not collateralized and due on demand.

In 2001, the Company received an additional $10,716 in borrowings from another director and $5,775 from a consultant. Additionally, the Company agreed to grant a security interest in the proceeds from the sale of assets to the Company's former corporate counsel for the amount of their unpaid fees, estimated to be approximately $320,000.

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

In October 2000, the Company received notices from the IRS for past due payroll taxes, penalties and interest. Subsequently, the IRS filed liens in amounts totaling approximately $291,893. Additionally, the Company has accrued liabilities to the IRS for $76,977 of taxes withheld but not yet paid, for a total due the IRS of $368,870. The outstanding balance will continue to accrue interest until paid. Payment is anticipated to be made from the proceeds from the anticipated sale of radio and live entertainment segment assets.

During 1997 and 1998, the Company, some of our officers and directors, and other unrelated parties received requests for information from the U.S. Securities and Exchange Commission ("SEC") related to an investigation begun by the SEC during 1997 into various matters. On August 2, 1999, the SEC filed a civil complaint against A.B. Goldberg and us in the U.S. District Court in Denver, Colorado. The SEC alleges in its complaint that the Company failed to disclose compensation paid to Mr. Goldberg in our 1995 and 1996 annual reports and in a registration statement and our proxy statement filed in 1997. In response to this allegation, the Company have disclosed these amounts in the "Executive Compensation" section below. The SEC also alleges that we failed to timely file some of our periodic reports. The SEC sought a permanent injunction against future violations of securities laws by us. On October 22, 1999, we entered into a consent decree with the SEC. Without admitting or denying the allegations made by the SEC, we agreed not to engage in violations of the securities laws in the future. As a result of entering into the consent decree, the civil complaint against us was dismissed. The SEC also made the following allegations concerning Mr. Goldberg:

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and comparison of our financial condition and results of operations as of and for the three months ended March 31, 2001 and as of and for the three months ended March 31, 2000. This discussion should be read in conjunction with the financial statements, the notes to the financial statements, and the other financial data included elsewhere in this prospectus.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The opinion of our independent auditor delivered in connection with our Financial Statements for fiscal 2000 and 1999 contains an explanatory paragraph relative to the going concern uncertainty. As discussed in Note A to the consolidated financial statements, we have suffered recurring losses from operations, have a working capital deficiency of approximately $2,501,000, have negative net worth of approximately $2,109,000, and are in default on certain of our notes payable as of December 31, 2000. As of March 31, 2001, we had a working capital deficit of $2,166,000 and negative net worth of $1,727,000.

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

We intend to sell the radio and live entertainment operations to obtain working capital to pay existing obligations and to concentrate on our core competency:
Internet video production, hosting and delivery. It is our intention to use the net proceeds from the sale of the Company's Radio and Live Entertainment assets to pay outstanding debt obligations, to satisfy liens filed by the Internal Revenue Service ("IRS") in the amount of $291,893 and additional amounts due the IRS of $76,977 (for a total of $368,870), and to pay substantially all of the Company's current and past due accounts payable. Any remaining proceeds will be used to fund the Company's new Internet video production, hosting and delivery model.

The three months ended March 31, 2001 compared with the three months ended March 31, 2000

Our net loss from continuing operations increased $138,000 from $695,000 in 2000 to $833,000 in 2000. In the quarter ended March 31, 2000,we recognized a $358,000 in other income related to a settlement with Balzac. If this one time event is not considered, our loss from continuing operations for the quarter ended March 31, 200 would have been $1,053,000. The current year would have then represented a $220,000 improvement over the prior year. Our net loss, including income from discontinued operations, decreased from $588,000 in 2000 to $695,000 in 2001, a $107,000 increase.

Total revenues from our Internet operations, our only continuing segment, increased from $9,000 in 2000 to $144,000 in 2000, a $35,000 increase. All of the revenues recorded in 2001 are as the result of billings to the PGA Tour. We entered into an agreement with PGATOUR.com to host, produce and serve a feature for them to be known as "Inside the Pressroom". This is an exclusive relationship that provides live and on-demand video and audio interviews bringing Internet viewers right inside the media tent at each and every PGATOUR site. The revenue to be generated from this source comes through shared advertising and sponsorships. The sale of the advertising and sponsorships is a joint effort between PGATOUR, CBS Sportsline, and F2 Broadcast. Under the terms of the agreement F2 Broadcast recovers all costs first and then shares all revenue generated on a 50/50 basis. F2 Broadcast and PGATOUR have renewed this relationship for the next 18 months with expanded F2 production responsibilities; the advertising and sponsorship model remains substantially the same. The model has been expanded to include the production of video highlights, and an online made for Internet television show.

Costs and expenses for the period ended March 31, 2000 for the Internet division totaling $429,000 are comprised of, $329,000 in contract labor, consulting fees and related expenses, $88,000 in Internet service charges, and $12,000 in other operating costs.

We commenced our Internet division on June 28, 1999. For the quarter ended March 30, 2000 this division focused on completing its team of Internet engineers, programmers, web site developers, content developers, and sales and marketing staff. We are now concentrating on establishing strategic relationships with e-commerce partners, traffic partners and content development. Costs and expenses for the period ended March 30, 2000 for the Internet division totaling $503,000 are comprised of, $362,000 in salaries, contract labor and related expenses, $72,000 in professional fees, $32,000 in travel and entertainment, $19,000 in rent, and $18,000 in other operating costs.

Depreciation and amortization increased from $13,000 in 2000 to $20,000 in 2001. This $7,000 (or 54%) increase is primarily due to additions to property and equipment purchased that is necessary for our new business model.

Management and administrative fees - affiliate decreased by the $70,000 recorded in 2001. The director who owned the affiliate sold it in 2000. General and administrative costs increased $41,000 (+9%) from $470,000 in 2000 to $511,000 in 2001. The net change in these two categories was a $29,000 decrease. In
November of 2000, F2Broadcast made the decision to severely reduce the workforce, close down the First Entertainment website, and sell the radio and live entertainment businesses. These changes will permit us to concentrate on what has become the core competency of the company: Internet video production, hosting and delivery. We added two seasoned advertising consultants to guide us in the sale of advertising and sponsorships. The fulltime workforce has been reduced from a high of 40 in mid 1999 to a few contract employees in 2001.

Interest expense increased from $8,000 in 2000 to $17,000 in 2001, a $9,000 increase. The increase is due primarily to the interest on the $280,000 note payable on the purchase of a construction permit for a radio station that was never built. The Company has no variable interest rate debt; therefore the expense is anticipated to remain consistent.

For our discontinued operations, our live entertainment revenue increased from $503,000 in 2000 to $597,000 in 2001, a $94,000 (+19%) increase, due primarily to an increase in attendance as the Comedy Works comedy club celebrates its 20th anniversary. Cost of sales and other expenses for live entertainment operations increased from $431,000 in 2000 to $498,000 in 2001. The largest component of this $67,000 (or +17%) increase is labor costs and related costs and benefits, including entertainers' salaries of the entertainers.

Also included in discontinued operations, radio revenue increased from $197,000 in 2000 to $212,000 in 2001. This $15,000 (or +7%) increase is primarily the result of an increase in advertising revenues due to a combination of an increase in advertisers and rates. Cost of sales - radio and related costs increased from $161,000 in 2000 to $173,000 in 2001. This $12,000 (or +8%)
increase is consistent with the increase in radio revenues and is primarily the result of increases in compensation.

Liquidity and Capital Resources

As of March 31, 2001, we had a working capital deficit of $2,166,000. Despite a loss of $695,000, operating activities provided $74,000 primarily due to common stock issued for services of $1,082,000. We have been able to issue common stock for services thereby reducing the need for working capital.

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

We have been able to finance some of our operations through the issuance of common stock registered under Form S-8 in exchange for services. In 2001 and 2000, we issued 89,738,559 and 304,701 shares of common stock valued at $1,082,000 and $368,000 or an average of $0.012 and $1.21 per share. In February 1998, our common stock was delisted from NASDAQ, which adversely affected the price of the stock.

A valuation allowance offsetting our net deferred tax asset has been established to reflect management's evaluation that it is more likely than not that all of the deferred tax assets will not be realized.

During the period from inception (January 17, 1985) to March 31, 2001, the Company incurred cumulative net losses of approximately $26,468,000. Additionally, as of March 31, 2001, the Company had an excess of current liabilities over current assets of approximately $2,166,000 and is in default on certain notes payable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is dependent upon obtaining additional financing, and/or extending its existing debt obligations, and/or obtaining additional equity capital and ultimately achieving profitable operations.

The Company has no arrangements in place for such equity or debt financing and no assurance can be given that such financing will be available at all or on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the interests of the Company's shareholders as well as warrants and options holders. Any sales of equity capital cannot be assured due to overall economic and market conditions, the price of the Company's stock and other unpredictable factors.

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

Currently, the Company does not have sufficient revenues to generate operating or net income from operations; therefore, it is necessary for the Company to increase revenues either by expansion or by acquisition or significantly reduce its operating costs. The Company has been able to issue stock for management and accounting and administrative services, thereby reducing the need for cash to pay for operating expenses. The value of services paid by issuance of stock was approximately $710,000 for the three months ended March 31, 2001. Net cash provided by operations was approximately $74,000 for the three months ended March 31, 2001. The Company may not have sufficient cash for use in operations through December 31, 2001. If the Company is unable to obtain sufficient funds to satisfy its cash requirements, it may be forced to curtail operations, dispose of assets or seek extended payment terms from its vendors.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

We knows of no litigation pending, threatened, or contemplated, or unsatisfied judgments against it, or any proceedings of which we or any of its subsidiaries is a party, except as specified below. we knows of no legal actions pending or threatened, or judgment entered against any of its officers or directors or any of its subsidiaries in their capacities as such, except as specified above.

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

In October 2000, the Company received notices from the IRS for past due payroll taxes, penalties and interest. Subsequently, the IRS filed liens in amounts totaling approximately $291,893. Additionally, the Company has accrued liabilities to the IRS for $76,977 of taxes withheld but not yet paid, for a total due the IRS of $368,870. The outstanding balance will continue to accrue interest until paid. Payment is anticipated to be made from the proceeds from the anticipated sale of radio and live entertainment segment assets.

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

Item 3:           Defaults upon Senior Securities
                           None

Item 4:           Submission of Matters to a Vote of Security Holders
                           None

Item 5:           Other Information
                           None

Item 6:  Exhibits and Reports on Form 8-K

(A)               Exhibits
                           None

(B)               Reports on Form 8-K

                           The Company filed an 8-K on February 23, 2001 reporting an Item 5 Other Event disclosing the filing of liens against the Company's assets by the Internal Revenue Service in the amount of $291,893

                           The Company filed an 8-K on February 1, 2001 reporting an Item 5 Other Event disclosing the Company's new business model.

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


                                                     F2 BROADCAST NETWORK INC.

DATE:  May 21, 2000                                 /s/ Howard Stern
                                                        Howard Stern
                                                        Chief Executive Officer,
                                                        President