Form 10QSB
period 2001-06-30
F2 BROADCAST NETWORK INC
filed 2001-08-24
CIK 803170

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended June 30, 2001 Commission File Number 0-15435
                           -------------                       --------


                           F2 BROADCAST NETWORK, INC.
               (Exact name of Company as specified in its charter)

                   NEVADA                          84-0974303
      (State or other jurisdiction           I.R.S. Employer Identification No.)
       of incorporation or organization)

              6245 NW 9th Ave, Suite 102, Ft. Lauderdale, FL 33309
           (Address of principal executive offices)       (Zip code)

Company's telephone number, including area code (954) 736-1800


             (Former name, former address and former fiscal year, if
                       changed since since last report.)

Indicate by check whether the Company

          (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and
                                                 1) Yes        X

          (2) has been subject to such filing requirements for the past 90 days.
                                                 2) Yes       X

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                                                       Number of Shares
     Class                                       Outstanding at August 15, 2001
     Common stock, $.008 par value                     6,320,908 shares
     Class A Preferred Stock, $.001 par value             10,689 shares
     Class B Preferred Stock, $.001 par value                  0 shares

                           F2 BROADCAST NETWORK, INC.
                          FORM 10-QSB QUARTERLY REPORT
                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION
         ITEM 1. Consolidated Financial Statements

         Consolidated Balance Sheet as of June 30,2001
         (Unaudited) and December 31, 2000


         Consolidated Statements of Operations (Unaudited) for three months and six months ended June 30, 2001 and 2000


         Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2001 and 2000

,
         Notes to Consolidated Financial Statements (Unaudited)


         ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

PART II - OTHER INFORMATION

         Items 1 through 6

         SIGNATURE

                   F2 BROADCAST NETWORK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                       June 30,                December 31,
                                                                          2001                       2000
                                                                          ----                       -----
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                           $  15,256               $      16,256
     Cash held in escrow                                                   123,092                           -
     Accounts receivable trade                                             615,682                     112,652
     Officer and employee receivables,
       net of allowance of  $38,075 and $38,075                              6,777                           -
     Other current assets                                                   13,846                      22,159
     ---------------------------------------------------------------------------------------------------------
                                                                           774,653                     151,067
--------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT
     Equipment and furniture                                               238,894                     245,697
     Less accumulated depreciation and amortization                        105,375                      69,474
     ---------------------------------------------------------------------------------------------------------
                                                                           133,519                     176,223
--------------------------------------------------------------------------------------------------------------

OTHER ASSETS
     Other                                                                   3,476                           -
     Net assets of discontinued operations                                 393,250                     362,620
     ---------------------------------------------------------------------------------------------------------

     TOTAL ASSETS                                                       $1,304,898                  $  689,910
     =========================================================================================================

                     "See accompanying notes to consolidated
                             financial statements."

                   F2 BROADCAST NETWORK, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, continued
                                   (Unaudited)


                                                                                 June 30,                  December 31,
                                                                                   2001                        2000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
CURRENT LIABILITIES
     Accounts payable                                                          $1,556,094                      $1,649,919
     Accrued liabilities                                                           95,340                         166,253
     Accrued interest                                                             459,193                         443,891
     Notes payable and current portion of long-term debt                          362,012                         358,610
     Notes payable, related parties                                                46,347                          33,887
     --------------------------------------------------------------------------------------------------------------------

     Total current liabilities                                                  2,518,986                       2,652,560
     --------------------------------------------------------------------------------------------------------------------

LONG TERM DEBT, NET OF CURRENT PORTION                                            246,229                         145,977
-------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CLASS A PREFERRED STOCK, 1,500,000 shares authorized, 10,689 shares issued and outstanding,
     liquidation value $15,000                                                         10                              10

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $.001 par value; authorized
         5,000,000 shares
         Class B preferred stock no shares
           issued and outstanding                                                       -                               -
         Class C preferred stock no shares
           issued and outstanding                                                       -                               -
     Common stock, $.008 par value; authorized
         12,500,000 shares; 2,427,160 and 240,202
           shares issued and outstanding                                           19,417                           1,922
     Capital in excess of par value                                            25,365,192                      23,941,833
     Accumulated (deficit)                                                    (26,564,936)                    (25,772,392)
     Stock held in escrow                                                        (280,000)                       (280,000)
     --------------------------------------------------------------------------------------------------------------------

                                                                               (1,460,317)                     (2,108,637)
--------------------------------------------------------------------------------------------------------------------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY (DEFICIT)                                                     $1,304,898                      $  689,910
==========================================================================================================================

                     "See accompanying notes to consolidated
                             financial statements."

                   F2 BROADCAST NETWORK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          For the three months ended         For the six months ended
                                                            June 30,        June 30,           June 30,     June 30,
                                                             2001             2000               2001         2000
                                                             ----             ----               ----         ----
REVENUE:
         Internet                                         $397,299           $ 101,038       $ 541,417        $ 110,096
-----------------------------------------------------------------------------------------------------------------------
                                                           397,299             101,038         541,417          110,096
-----------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
         Cost of sales - internet                          158,234           1,629,412           646,341      2,157,097
         Depreciation and amortization                      21,099              21,369            41,402         34,835
         Management and administrative fees,
           affilates                                             -              47,000                 -        117,500
         Selling, general and administrative               594,593           1,493,398           995,925      1,963,208
-----------------------------------------------------------------------------------------------------------------------
                                                           773,926           3,191,179         1,683,668      4,272,640
-----------------------------------------------------------------------------------------------------------------------

OPERATING LOSS                                            (376,627)         (3,090,141)      (1,142,251)    (4,162,544)

OTHER INCOME (EXPENSE)
         Interest expense                                  (63,531)            (10,839)         (80,108)       (18,599)
         Balzac settlement                                       -                   -                -        358,000
         Other                                               5,907             (20,056)           6,151          7,453
----------------------------------------------------------------------------------------------------------------------
                                                           (57,624)            (22,774)         (73,957)       346,854
----------------------------------------------------------------------------------------------------------------------

LOSS BEFORE DISCONTINUED OPERATIONS                       (434,251)         (3,112,915)      (1,216,208)    (3,815,690)

INCOME (LOSS) FROM DISCONTINUED
     OPERATIONS                                             92,528              29,463          230,024        136,533

GAIN ON SALE                                               193,640                   -          193,640              -

NET INCOME (LOSS)                                        $(148,083)        $(3,083,452)       $(792,544) $  (3,679,157)
=======================================================================================================================

PER SHARE DATA: Basic and Diluted
      Net Income (loss) per share,
        continuing operations, Basic and Diluted              (.34)           $(40.77)            (1.59)       $(54.15)

      Net Income (loss) per share, discontinued operations     .07              $0.39               .30          $1.94

      Gain on sale                                             .15                  -               .25              -

      Net Income (loss) per common share,
          Basic and Diluted                                   (.12)           $(40.38)            (1.04)       $(52.21)
=======================================================================================================================

WEIGHTED-AVERAGE NUMBER OF
SHARES OUTSTANDING                                       1,271,596             76,351           762,391         70,468
======================================================================================================================
* Less than $.01 per share

     "See accompanying notes to consolidated financial statements"

                  F2 BROADCAST NETWORK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              For the six months                     For the six months
                                                                 ended June 30,                          ended June 30,
                                                                     2001                                  2000

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                   (792,544)                  $(3,679,157)
     Adjustments to reconcile net
          income (loss) to net cash
          from operations
              Depreciation and
               amortization                                                35,901                        93,694
              Common stock issued
               for services                                             1,440,854                     3,032,420
              Common stock options                                              -                       319,402
              Other                                                         3,327                        (4,558)
         Changes in operating assets and liabilities
              (Increase) decrease in
                  Receivables                                            (509,807)                        7,038
                  Inventories                                                   -                         1,110
                  Other                                                     8,313                             -
              Increase (decrease) in
                  Accounts payable                                        (93,825)                      (86,673)
                  Accrued liabilities                                     (55,611)                      105,855
                  Deferred revenue                                              -                       (13,000)
------------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:                                                      36,608                      (223,869)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures - net                                                 -                      (209,861)
     Investments and other                                                123,092                             -
------------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY
  INVESTING ACTIVITIES                                                    123,092                      (209,861)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on debt                                            (6,346)                      (22,627)
     Proceeds from debt, related party                                    122,460                        25,000
     Proceeds from issuance of common stock                                     -                       351,001
------------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                                    116,416                       353,374
------------------------------------------------------------------------------------------------------------------------------------


                   F2 BROADCAST NETWORK, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                   (Unaudited)

                                                                          2001                              2000
                                                                          ----                              ----

NET INCREASE (DECREASE) IN CASH                                             (1,000)                        (80,356)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                       16,256                          85,783
-------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                            $15,256                        $  5,427
===================================================================================================================



Supplemental Schedule of Noncash Investing and Financing Activities

Common stock issued for services                                        $1,440,854                      $3,032,420
==================================================================================================================

Common stock options issued for services                                $        -                      $  319,402
==================================================================================================================

                     "See accompanying notes to consolidated
                             financial statements."

F2 BROADCAST NETWORK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION


General

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with instructions to Form
10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial information is unaudited but includes all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary to present fairly, the information set forth. The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements that are included in the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2000.

The results for the interim period are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 2001. The Company believes that this six-month report filed on Form 10-QSB is representative of its financial position and its results of operations and changes in cash flows for the periods ended June 30, 2001 and 2000, respectively.

On December 27, 2000, the Company's stockholders approved changing the name of the Company from "First Entertainment Holding Corp." to "F2 Broadcast Network Inc." The stockholders also approved an increase in the Company's authorized common stock. The name change and increased capitalization became effective January 4, 2001, when the Company filed Articles of Amendment to the Company's Articles of Incorporation with the Nevada Secretary Of State.


Going Concern

During the period from inception (January 17, 1985) to June 30, 2001(current date), the Company incurred cumulative net losses of approximately $26,565,000. Additionally, as of June 30, 2001, the Company had an excess of current liabilities over current assets of approximately $1,744,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is dependent upon obtaining additional debt or equity financing, and/or extending its existing debt obligations, seeking acquisition or placing itself for sale, and ultimately achieving profitable operations.

While the company is currently seeking debt or equity financing there are no arrangements in place for such financing; and no assurance can be given that such financing will be available at all or on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the interests of the Company's shareholders as well as warrant and option holders. Any sales of equity capital cannot be assured due to overall economic and market conditions, the price of the Company's stock and other unpredictable factors.

Management's plans with regard to the Company's ability to continue as a going concern include continued attempts at equity financing in the U.S. and/or international markets, restructuring of its debt obligations, and/or undertaking mergers or acquisitions to improve market share or operational synergies and improving efficiency of operations, or positioning itself for sale. Additionally, the Company has sold its live entertainment and radio operations.

The Company completed the sale of its radio assets and closed the transaction on July 31, 2001. This sale included the land, building, antennae, and licensing currently described on our Form 10-KSB in the radio assets section. The sales price was $1,900,000 of which approximately $500,000 was used to pay existing debt related to the radio assets. The sale of these assets netted cash receipts (after payment of related debt) of approximately $800,000, and a note receivable of $557,000. The radio assets were sold to Legend Communications of Wyoming, LLC the owner of multiple radio stations.

The Company completed the sale of its 80% ownership of the common stock of First Films, Inc. ("FFI") and closed the transaction on June 29, 2001. The sales price was $300,000 cash. As a result of the stock sale, the Company was relieved of all liabilities of First Films, Inc. and its subsidiaries. These subsidiaries include Comedy Core, Inc. and Comedy Works, Inc., the operator of the Comedy Works comedy club in Denver, CO. This comedy club was the only significant asset of FFI and is described under our Live Entertainment Segment references in our annual Form 10-KSB. The 80% of First Films, Inc. stock was sold to NMSF, LLC. NMSF, LLC is a limited liability company owned by a contract accountant for the Company and the general manager of the Comedy Works comedy club.

The Company used the net proceeds from the sale of these assets to pay outstanding debt obligations, the IRS lien amounts, and certain of the Company's current and past due accounts payable.

As a result of these transactions, the Company operates only its Internet video production, hosting and delivery division, which does not have sufficient revenues to generate operating or net income from operations. Therefore, it is necessary for the Company to increase revenues either by expansion or by acquisition or significantly reduce its operating costs. The Company has been able to issue stock for management and accounting and administrative services, thereby reducing the need for cash to pay for operating expenses. The value of services paid by issuance of stock was approximately $1,082,000 for the six months ended June 30, 2001. Net cash provided by operations was approximately $74,000 for the six months ended June 30, 2001. The Company may not have sufficient cash for use in operations through December 31, 2001. The company is currently attempting to sell the note receivable of $577,000. If the Company is unable to obtain sufficient funds to satisfy its cash requirements, it may be forced to curtail operations, dispose of assets or seek extended payment terms from its vendors. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


New Accounting Standards

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using both the pooling-of-interests and purchase methods. The pooling-of-interests method does not result in the recognition of acquired goodwill or other intangible assets. As a result, the adoption of SFAS 141 and 142 will not affect the results of past transactions accounted for under the pooling-of-interests method. However, all future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which will be recognized through operations, either by amortization or impairment charges, in the future. The Company has no goodwill recorded on its books. Accordingly, the adoption of SFAS 141 and SFAS 142 on the Company's financial position and results of operations should not be material.


NOTE B DISCONTINUED OPERATIONS

In April 2000, we entered into a letter of intent to sell all the assets related to our radio business to American Communications Enterprises, Inc. ("ACE"). The letter of intent expired with no definitive agreement being signed. In December 2000, we entered into a letter of intent to sell all the assets related to our radio business to Legend Communications of Wyoming, LLC ("Legend"). These assets include the Gillette, Wyoming radio station and all the tangible and intangible assets related to that station. The Company completed the sale of its radio assets and closed the transaction on July 31, 2001. This sale included the land, building, antennae, and licensing currently described on our Form 10-KSB in the radio assets section. The sales price was $1,900,000 of which approximately $500,000 was used to pay existing debt related to the radio assets. The sale of these assets netted cash receipts (after payment of related debt) of approximately $800,000, and a note receivable of $557,000, net of a $102,000 holdback. The radio assets were sold to Legend Communications of Wyoming, LLC the owner of multiple radio stations.

The Company completed the sale of its 80% ownership of the common stock of First Films, Inc. ("FFI") and closed the transaction on June 29, 2001. The sales price was $300,000 cash. As a result of the stock sale, the Company was relieved of all liabilities of First Films, Inc. and its subsidiaries. These subsidiaries include Comedy Core, Inc. and Comedy Works, Inc., the operator of the Comedy Works comedy club in Denver, CO. This comedy club was the only significant asset of FFI and is described under our Live Entertainment Segment references in our annual Form 10-KSB. The 80% of First Films, Inc. stock was sold to NMSF, LLC. NMSF, LLC is a limited liability company owned by a contract accountant for the Company and the general manager of the Comedy Works comedy club.

Accordingly, the net assets of the radio and live entertainment operations have been reflected on the accompanying consolidated balance sheet as net assets of discontinued operations. The components of the net assets of discontinued operations as of June 30, 2001 and December 31, 2000:

                                                                         2001                    2000
                                                                         ----                    ----

                  Radio segment:
                  -------------
                  Current assets                                         $      -                $       0
                  Property and equipment, net                              381,481                 381,752
                  Other assets, net                                        559,004                 582,694
                  Current liabilities                                     (147,110)                (61,758)
                  Long-term liabilities                                   (400,125)               (518,982)
                                                                         ---------------------------------
                                                                         $ 393,250                $383,706
                                                                         ---------------------------------

                  Live entertainment segment:
                  --------------------------
                  Current assets                                        $        -                $ 53,495
                  Property and equipment, net                                    -                 212,674
                  Other assets, net                                              -                  (2,049)
                  Current liabilities                                            -                 (77,214)
                  Long-term liabilities                                          -                (212,090)
                                                                         ------------------------------------
                                                                        $        -               $( 21,086)
                                                                         ------------------------------------

                  Net assets held of discontinued operations            $  393,250               $ 362,620
                                                                          ===================================

Summary operating results of discontinued operations for the six months ended June 30, 2001 and 2000 are as follows:

                                                                          2001               2000
                                                                       ---------        ------------------
                  Radio segment:
                  -------------
                  Revenues                                              $433,589         $412,856
                  Costs and expenses                                    (369,815)        (363,675)
                                                                        ---------        ---------
                  Net income                                              63,774        $  49,181
                                                                        ---------        ---------

                  Live entertainment segment:
                  --------------------------
                  Revenues                                             1,087,466          864,452
                  Costs and expenses                                   ( 921,216)        (777,100)
                                                                       ----------       ---------
                  Net income                                             166,250           87,352
                                                                       ----------       ----------

                  Income from discontinued operations                 $  230,024         $136,533
                                                                      ==========         ========

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

NOTE D - STOCKHOLDERS' EQUITY

Effective May 31, 2001 the Company effected a 200 for 1 reverse stock split. All amounts herein have been retroactively restated to give effect to such reverse.

During the six months ending June 30 2001, the Company issued 2,186,958 shares of common stock for consulting services and employee compensation valued at approximately $1,440,000. From June 30, 2001 through August 15, 2001, the Company issued an additional 3,893,478 shares values at approximately $653,469.

No options were granted during six months ended June 30, 2001.

NOTE E - RELATED PARTY TRANSACTIONS

The Company outsources substantially all employment, administrative, management and accounting functions. During the six months ended June 30, 2000 some of these functions were provided by a company wholly-owned by a current director and the former president of the Company. Monthly fees for such services were $21,000 for the period January 1, 1998 through August 31, 1999; thereafter the fees were reduced to $14,000. During the six months ended June 30, 2000, the fees were $23,500 per month. Total fees paid by cash and by the issuance of common stock for the six months ended June 30, 2000 were approximately $225,000.

Another entity, 43% of which is owned by the same former director, performs other administrative functions for the Company on an as-needed, hourly basis. The Company also leases computer equipment from the related entity and has amounts due to this entity of $0 and $ $5,580 as of June 30, 2001 and 2000, respectively. Total fees paid by cash and by the issuance of common stock for the six months ended June 30, 2001 and 2000 were approximately $0 and $2,000, respectively.

In March 2000, the Company's president loaned the Company $25,000 at 9%. The note payable is not collateralized and due on demand. This amount was repaid from the proceeds of the sale of the Company's radio assets.

In 2001, the Company received an additional $10,716 in borrowings from another director and $5,775 from a contract accountant. Additionally, the Company agreed to grant a security interest in the proceeds from the sale of assets to the Company's former corporate counsel for the amount of their unpaid fees of approximately $350,000. Each of these amounts was repaid from the proceeds of the sale of the Company's radio assets.


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

On March 27, 2000, the Company filed a complaint in the District Court for Arapahoe County, Colorado against Mr. Goldberg, the Securities Investor Protection Corporation (SIPC), and the U.S. Internal Revenue Service (IRS). In the Complaint, the Company alleged that, during Mr. Goldberg's tenure as an officer and director, Mr. Goldberg engaged in fraudulent activities, breached his fiduciary duties, and acted negligently, all of which resulted in the Company suffering damages. In the Complaint, the Company is seeking compensatory and punitive damages from Mr. Goldberg, the return of Company property, and a declaration that stock options granted to Mr. Goldberg were fraudulently obtained, were void, and that Mr. Goldberg must repay the Company for the options that he exercised before the Company became aware of the true facts after granting the options in March 1999. The SIPC and IRS were included as Defendants in this matter because the SIPC holds a judgment against Mr. Goldberg that it is attempting to collect and has claimed an interest in the stock options that we are seeking to void, and the IRS has assessed a tax lien against Mr. Goldberg that it is seeking to collect. As of April 25, 2001, no answer had been filed in this matter.

In August 2000, Rock Creek Holdings, Inc. ("Rock Creek") filed a complaint in the State of New York alleging breach of contract, breach of warranty, fraud and misrepresentation, and conversion with respect to a contract alleged to have been signed by Mr. Goldberg. According to Rock Creek, payment was in the form of options to purchase 300,000 shares of the Company's common stock at an exercise price of $0.38 per share. The complaint alleges damages of more than $876,000. The Company filed a response denying all charges and noting that the Company's Board of Directors did not approve the contract, nor the issuance of options. Effective July 10, 2001, the Company settled this matter for $12,500.

In October 2000, the Company received notices from the IRS for past due payroll taxes, penalties and interest. Subsequently, the IRS filed liens in amounts totaling approximately $291,893. Additionally, the Company has accrued liabilities to the IRS for $76,977 of taxes withheld but not yet paid, for a total due the IRS of $368,870. The outstanding balance will continue to accrue interest until paid. These amounts were paid from the sale of the live entertainment and radio assets.

During 1997 and 1998, the Company and some of its officers and directors, and other unrelated parties received requests for information from the U.S. Securities and Exchange Commission ("SEC") related to an investigation begun by the SEC during 1997 into various matters. On August 2, 1999, the SEC filed a civil complaint against A.B. Goldberg and the Company in the U.S. District Court in Denver, Colorado. The SEC alleged in its complaint that the Company failed to disclose compensation paid to Mr. Goldberg in its 1995 and 1996 annual reports and in a registration statement and the proxy statement filed in 1997. In response to this allegation, the Company disclosed these amounts in the "Executive Compensation" section. The SEC also alleged that the Company failed to timely file some of its periodic reports. The SEC sought a permanent injunction against future violations of securities laws by the Company. On October 22, 1999, the Company entered into a consent decree with the SEC. Without admitting or denying the allegations made by the SEC, the Company agreed not to engage in violations of the securities laws in the future. As a result of entering into the consent decree, the civil complaint against the Company was dismissed. The SEC also made the following allegations concerning Mr. Goldberg:

o That Mr. Goldberg received compensation of approximately $350,000 that was not disclosed in the Company's public filings.

o That Mr. Goldberg attempted to conceal the compensation by directing the payment of money and stock through his wife, including the issuance of stock that allegedly was not approved by the Company's Board Of Directors.

o That Mr. Goldberg failed to properly disclose his securities holdings in the Company and changes in those holdings. The SEC seeks a permanent injunction, disgorgement, civil money penalties, and an officer and director bar against Mr. Goldberg. Mr. Goldberg has informed the Company that he intends to vigorously defend the claims made against him.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and comparison of our financial condition and results of operations as of and for the three and six months ended June 30, 2001 and as of and for the three and six months ended June 30, 2000. This discussion should be read in conjunction with the financial statements, the notes to the financial statements, and the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2000.

     The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The opinion of our independent auditor delivered in connection with our Financial Statements for fiscal 2000 and 1999 contains an explanatory paragraph relative to the going concern uncertainty. As discussed in Note A to the consolidated financial statements, we have suffered recurring losses from operations, have a working capital deficiency of approximately $2,501,000, have negative net worth of approximately $2,109,000. As of June 30, 2001, we had a working capital deficit of $1,744,000 and negative net worth of $1,460,000.

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

     We have sold the radio and live entertainment operations to obtain working capital to pay existing obligations. We will now concentrate on our core competency: Internet video production, hosting and delivery. We used the net proceeds from the sale of the Company's Radio and Live Entertainment assets to pay outstanding debt obligations, to satisfy liens filed by the Internal Revenue Service ("IRS"), and paid certain of the Company's current and past due accounts payable.

The three months ended June 30, 2001 compared with the three months ended June 30, 2000.

     Our net loss decreased significantly from $3,083,000 in 2000 and to $148,000 in 2001. This $2,935,000 increase is primarily the result of an increase in revenues combined with decreases in the costs and expenses incurred in our Internet operations, and in general and administrative expenses.

     Total revenues increased from $101,000 in 2000 to $397,000 in 2001, a $296,000 increase. During the three months ended June 30, 2001, we billed the Professional Golf Association of America (PGA) $241,000 for production services, $16,000 in Internet commercial production billed to Titleist, and recorded $140,000 in advertising revenues.

     The expenses related to the Internet operations decreased from $1,629,000 to $158,000. We commenced our Internet division on June 28, 1999. However, our business model has since changed. For the quarter ended June 30, 2000, this division focused on completing and altering its team of Internet engineers, programmers, web site developers, content developers, and sales and marketing staff, as well as concentrating on establishing strategic relationships with e-commerce partners, traffic partners and content development. Costs and expenses for the quarter ended June 30, 2000 for the Internet division totaled $1,654,000. This total consists of $1,197,000 in salaries, contract labor and related expenses, $152,000 in advertising costs, $58,000 in professional fees, and $247,000 in other operating costs that include internet hosting, telecommunications, rent, and travel and entertainment, and other expenses. As a result of the change, we require fewer personnel (as we do not create original content) and less in advertising fees. The primary expenses for the three months ended June 30, 2001 were for satellite delivery of $108,000, programming of $56,600, contract personnel of $57,000, travel of $31,000, T1 lines of $28,000, equipment rental of $18,000, and provider fees of $17,000.

     Depreciation and amortization on the accompanying statement of operations remained constant at $31,000 in 2000 and 2001. As we already own most of the equipment necessary to carry out our current business model, depreciation expense remained constant.

     General and administrative costs decreased from $1,493,000 in 2000 to $595,000 in 2001. This $1,272,000 decrease is primarily attributable to a decrease in compensation costs and expenses recorded related to the issuance of options accounted for in accordance with SFAS 123 and APB 25. In November of 2000, F2Broadcast made the decision to severely reduce the workforce, close down the First Entertainment website, and sell the radio and live entertainment businesses. These changes will permit us to concentrate on what has become the core competency of the company: Internet video production, hosting and delivery. We added two seasoned advertising consultants to guide us in the sale of advertising and sponsorships. The fulltime workforce has been reduced from a high of 40 in mid 1999 to a few contract employees in 2001. We anticipate that the steps taken within the last 12-18 months including downsizing, focusing on our core competency, and utilizing satellite and fiber optic technology and the extension of the PGATOUR agreements, will reduce losses in fiscal 2001. We have also made significant progress expanding this model by providing the same Internet video production services to manufacturers of golf products such as Titleist, Taylormade, Spalding, and media partners such as The Weather Channel and CBS Sportsline.

     Interest expense as presented on the accompanying statement of operations increased from $11,000 in 2000 to $64,000 in 2001. This increase is due to interest on the Company's outstanding IRS obligations that were paid in July. The Company does not have variable interest rate debt, therefore the expense is anticipated to remain consistent after payment of the IRS obligation.

     Included in discontinued operations, live entertainment revenue increased by $123,000 during the three months ended June 30, 2001 compared to the three months ended June 30, 2000 due to an increase in attendance and an increase in drink and food prices. Cost of sales - live entertainment increased by $104,000 during the same period.

     Radio revenue, which is also presented as discontinued operations in the accompanying statement of operations, increased from $216,000 in 2000 to $221,000 in 2001. This increase is primarily the result of an increase in advertising revenues due to a combination of increased ad spots and an increase in rates. Cost of sales - radio increased from $187,000 in 2000 to $197,000 in 2001.

     As a result of the sale of our 80% ownership in First Films, Inc., we recognized a $193,000 gain on the sale of the discontinued live entertainment operations.

The six months ended June 30, 2001 compared with the six months ended June 30, 2000.

     Our net loss decreased from $3,679,000 in 2000 to $793,000 in 2001. This $2,886,000 increase is primarily the result of the changes discussed in the analysis of the three months ended June 30, 2000: an increase in revenues and a decrease in cost and expense of our Internet division and a decrease in selling general administrative expenses.

     Total revenues increased from $101,000 in 2000 to $397,000 in 2001, a $296,000 increase. Total revenues include $385,000 in billings to the PGA, $140,000 in advertising, and $16,000 in production revenues.

     We commenced our Internet division on June 28, 1999. The primary expenses for the six months ended June 30, 2001 were for satellite delivery, programming, contract personnel, travel, T1 lines, equipment rental, and provider fees all totaling $646,000. For the quarter ended June 30, 2000, this division has focused on completing its team of Internet engineers, programmers, web site developers, content developers, and sales and marketing staff. Costs and expenses for the six months ended June 30, 2000 for the Internet division totaled $2,157,000.

     Depreciation and amortization increased from $34,000 in 2000 to $41,000 in 2001. This $7,000 increase is primarily due to additions to property and equipment for the Internet division.

     Effective June 1, 2000, the affiliated entity was sold and the related charges are included in general and administrative expenses; accordingly, only expenses for 2000 are included.

     General and administrative costs decreased from $1,963,000 in 2000 to $1,000,000 in 2001. This $963,000 decrease is primarily attributable to compensation costs related to stock options granted in the previous year that are accounted for in accordance with SFAS 123 and APB 25.

     Interest expense decreased from $19,000 in 2000 to $80,000 in 2001. This increase is due to interest on the Company's outstanding IRS obligation that was paid in July 2001.

     Live entertainment revenue, included in discontinuing operations, increased by $223,000 due to an increase in attendance and an increase in liquor and food pricing. Cost of sales - live entertainment increased from $777,000 in 2000 to $921,000 in 2001, a $144,000 increase. The largest component of this increase is labor costs and related costs and benefits, including entertainers' salaries of the entertainers.

     Radio revenue, which is included in discontinued operations, increased from $413,000 in 2000 to $434,000 in 2001. This $21,000 increase is primarily the result of an increase in advertising revenues due to a combination of an increase in advertisers and an increase in rates. Cost of sales - radio, which is also included in discontinued operations increased from $364,000 in 2000 to $370,000 in 2001, a $6,000 increase.



Liquidity and Capital Resources.

     As of June 30, 2001, we had a working capital deficit of $1,744,000. Despite a loss of $793,000 for the six months ended June 30, 2001, operating activities provided $37,000 primarily due to common stock issued for services of $1,441,000. We have been able to issue common stock for services thereby reducing the need for working capital.

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

     We have been able to finance some of our operations through the issuance of common stock registered under Form S-8 in exchange for services. In 2001 and 2000, we issued 2,168,598 and 304,701 shares of common stock valued at $1,082,000 and $368,000 or an average of $0.012 and $1.21 per share. In February 1998, our common stock was delisted from NASDAQ, which adversely affected the price of the stock.

     A valuation allowance offsetting our net deferred tax asset has been established to reflect management's evaluation that it is more likely than not that all of the deferred tax assets will not be realized.

     During the period from inception (January 17, 1985) to June 30, 2001, we incurred cumulative net losses of approximately $26,592,000. Additionally, as of June 30, 2001, we had an excess of current liabilities over current assets of approximately $1,744,000 and are in default on certain notes payable. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is dependent upon obtaining additional debt or equity financing, and/or extending its existing debt obligations, seeking acquisition or placing itself for sale, and ultimately achieving profitable operations.

     We have no arrangements in place for such equity or debt financing and no assurance can be given that such financing will be available at all or on terms acceptable to us. Any additional equity or debt financing may involve substantial dilution to the interests of our shareholders as well as warrant and option holders. Any sales of equity capital cannot be assured due to overall economic and market conditions, the price of the Company's stock and other unpredictable factors.

     Our plans with regard to the Company's ability to continue as a going concern include continued attempts at equity financing in the U.S. and/or international markets, restructuring of its debt obligations, and/or undertaking mergers or acquisitions to improve market share or operational synergies and improving efficiency of operations, or positioning itself for sale. Additionally, we sold our live entertainment and radio operations.

     We completed the sale of our radio assets and closed the transaction on July 31, 2001. This sale included the land, building, antennae, and licensing currently described on our Form 10-KSB in the radio assets section. The sales price was $1,900,000 of which approximately $500,000 was used to pay existing debt related to the radio assets. The sale of these assets netted cash receipts (after payment of related debt) of approximately $800,000, and a note receivable of $557,000. The radio assets were sold to Legend Communications of Wyoming, LLC the owner of multiple radio stations.

     We also completed the sale of our 80% ownership of the common stock of First Films, Inc. ("FFI") and closed the transaction on June 29, 2001. The sales price was $300,000 cash. As a result of the stock sale, we have been relieved of all liabilities of First Films, Inc. and its subsidiaries. These subsidiaries include Comedy Core, Inc. and Comedy Works, Inc., the operator of the Comedy Works comedy club in Denver, CO. This comedy club was the only significant asset of FFI and is described under our Live Entertainment Segment references in our annual Form 10-KSB. The 80% of First Films, Inc. stock was sold to NMSF, LLC. NMSF, LLC is a limited liability company owned by a contract accountant for the Company and the general manager of the Comedy Works comedy club.

     We used the net proceeds from the sale of these assets to pay outstanding debt obligations, the IRS lien amounts, and certain of the Company's current and past due accounts payable.

     We are continuing to modify an analysis of the working capital needed to develop our Internet business. Working capital needs include satellite, advertising and marketing. Currently, working capital is not sufficient to fund the Internet division and its needs for additional staff for the next year. We have been issuing stock to Internet division employees and consultants to fund salaries, wages and consulting fees thereby reducing the requirement for working capital.

     Currently, we do not have sufficient revenues to generate operating or net income from operations; therefore, it is necessary for us to increase revenues either by expansion or by acquisition or significantly reduce our operating costs. We have been able to issue stock for management and accounting and administrative services, thereby reducing the need for cash to pay for operating expenses. The value of services paid by issuance of stock was approximately $710,000 for the six months ended June 30, 2001. Net cash provided by operations was approximately $36,608 for the six months ended June 30, 2001. We may not have sufficient cash for use in operations through December 31, 2001. If we are unable to obtain sufficient funds to satisfy our cash requirements, we may be forced to curtail operations, dispose of assets or seek extended payment terms from vendors.

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


PART II - OTHER INFORMATION

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

On March 27, 2000, we filed a complaint in the District Court for Arapahoe County, Colorado against Mr. Goldberg, the Securities Investor Protection
Corporation (SIPC), and the U.S. Internal Revenue Service (IRS). In the Complaint, we alleged that, during Mr. Goldberg's tenure as an officer and director, Mr. Goldberg engaged in fraudulent activities, breached his fiduciary duties, and acted negligently, all of which resulted in our suffering damages. In the Complaint, we were seeking compensatory and punitive damages from Mr. Goldberg, the return of Company property, and a declaration that stock options granted to Mr. Goldberg were fraudulently obtained, were void, and that Mr. Goldberg must repay the Company for the options that he exercised before the Company became aware of the true facts after granting the options in March 1999. The SIPC and IRS were included as Defendants in this matter because the SIPC holds a judgment against Mr. Goldberg that it is attempting to collect and has claimed an interest in the stock options that we are seeking to void, and the IRS has assessed a tax lien against Mr. Goldberg that it is seeking to collect. As of April 25, 2001, no answer had been filed in this matter.

In August 2000, Rock Creek Holdings, Inc. ("Rock Creek") filed a complaint in the State of New York alleging breach of contract, breach of warranty, fraud and misrepresentation, and conversion with respect to a contract alleged to have been signed by Mr. Goldberg. According to Rock Creek, payment was in the form of options to purchase 300,000 shares of the Company's common stock at an exercise price of $0.38 per share. The complaint alleges damages of more than $876,000. We filed a response denying all charges and noting that the Company's Board of Directors did not approve the contract, nor the issuance of options. Effective July 10, 2001, we settled this matter for $12,500.

In October 2000, we received notices from the IRS for past due payroll taxes, penalties and interest. Subsequently, the IRS filed liens in amounts totaling approximately $291,893. Additionally, we had accrued liabilities to the IRS for $76,977 of taxes withheld but not yet paid, for a total due the IRS of $368,870. The outstanding balance will continue to accrue interest until paid. These amounts were paid from the sale of the live entertainment and radio assets.

During 1997 and 1998, we, some of our officers and directors, and other unrelated parties received requests for information from the U.S. Securities and Exchange Commission ("SEC") related to an investigation begun by the SEC during 1997 into various matters. On August 2, 1999, the SEC filed a civil complaint against A.B. Goldberg and us in the U.S. District Court in Denver, Colorado. The SEC alleged in its complaint that we failed to disclose compensation paid to Mr. Goldberg in our 1995 and 1996 annual reports and in a registration statement and our proxy statement filed in 1997. In response to this allegation, we have disclosed these amounts in the "Executive Compensation" section below. The SEC also alleged that we failed to timely file some of our periodic reports. The SEC sought a permanent injunction against future violations of securities laws by us. On October 22, 1999, we entered into a consent decree with the SEC. Without admitting or denying the allegations made by the SEC, we agreed not to engage in violations of the securities laws in the future. As a result of entering into the consent decree, the civil complaint against us was dismissed. The SEC also made the following allegations concerning Mr. Goldberg:

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


Item 2: Changes in Securities

     On December 27, 2000, at a meeting duly called for the purpose, the holders of a majority of the issued and outstanding shares of the Company's common stock entitled to vote on the matter approved a reverse stock split of the Company's issued and outstanding common stock in a range of 1 for 10, the ratio and effective time of which was to be determined by the Board of Directors in their discretion.

     On May 8, 2001, the Board of Directors unanimously adopted a resolution setting May 29, 2001 as the record date (the "First Record Date") to effect the 1 for 10 reverse stock split as approved by the Company's shareholders on December 27, 2000. Any fractional share that would otherwise be issuable upon such reverse split shall be rounded up to the next whole share.

     On May 8, 2001, the Board of Directors, pursuant to the authority granted it under Section 78.207 of the Nevada Revised Statutes, unanimously adopted a resolution setting May 29, 2001 as the record date (the "Second Record Date") to effect a decrease in the number of authorized common shares at the rate of 1 for 20 and to correspondingly effect a decrease in the number of issued and outstanding shares of common stock at the rate of 1 for 20. Any fractional share that would otherwise be issuable upon such reverse split shall be rounded up to the next whole share.

     The net result of this split is a 1 for 200 split of the issued shares and a 1 for 20 spilt of the authorized shares leaving 1,232,285 shares issued and outstanding and 12,500,000 authorized shares.

Item 3: Defaults upon Senior Securities
            None

Item 4: Submission of Matters to a Vote of Security Holders
            None

Item 5: Other Information
            None

Item 6: Exhibits and Reports on Form 8-K

          (A) Exhibits
                  None

          (B) Reports on Form 8-K

         The Company filed an 8-K on June 28, 2001 reporting an Item 5 Other Events disclosing the sale of the Company's Live Entertainment Assets.

         The Company filed an 8-K on June 18, 2001 reporting an Item 5 Other Events disclosing the signing of a definitive agreement to sell the live entertainment assets.

         The Company filed an 8-K on May 29, 2001 reporting an Item 5 Other Events reporting a 1 for 10 and 1 for 20 reverse stock split.

         The Company filed an 8-K on May 22, 2001 reporting an Item 5 Other Events disclosing the signing of a definitive agreement to sell the radio assets.

         The Company filed an 8-K on May 8, 2001 reporting an Item 5 Other Events disclosing a change of address.

         The Company filed an 8-K on February 23, 2001 reporting an Item 5 Other Event disclosing the filing of liens against the Company's assets by the Internal Revenue Service in the amount of $$291,893

         The Company filed an 8-K on February 1, 2001 reporting an Item 5 Other Event disclosing the Company's new business model.

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


                                        F2 BROADCAST NETWORK, INC.
                                                     .


DATE:  August 24, 2001                  /s/ Howard B. Stern
                                        ---------------------------------
                                        Howard B. Stern
                                        Chief Executive Officer, President