Form 10-Q
period 2001-09-30
F2 BROADCAST NETWORK INC
filed 2001-11-26
CIK 803170

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended September 30, 2001 Commission File Number 0-15435
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

Number  of  Shares
Class         Outstanding  at  August  15,  2001
Common  stock,  $.008  par  value                     6,727,153  shares
Class  A  Preferred  Stock,  $.001  par  value            825,930  shares
Class  B  Preferred  Stock,  $.001  par  value                  0  shares







                           F2 BROADCAST NETWORK, INC.
                          FORM 10-QSB QUARTERLY REPORT
                                TABLE OF CONTENTS



PART  I  -  FINANCIAL  INFORMATION
         ITEM  1.  Consolidated  Financial  Statements

         Consolidated  Balance  Sheet  as  of  September  30,2001
         (Unaudited)  and  December  31,  2000


         Consolidated Statements of Operations (Unaudited) for three months and six months ended September 30, 2001 and 2000


         Consolidated  Statements  of  Cash  Flows  (Unaudited)
         for  the  six  months  ended  September  30,  2001  and  2000

,
         Notes  to  Consolidated  Financial  Statements  (Unaudited)


         ITEM  2.  Management's  Discussion  and  Analysis  of
         Financial  Condition  and  Results  of  Operations

PART  II  -  OTHER  INFORMATION

         Items  1  through  6

         SIGNATURE

                   F2 BROADCAST NETWORK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



             Sept.  30,               December  31,
                2001                       2000


ASSETS

CURRENT ASSETS
     Cash and cash equivalents                 $7,730 . . . . . . . .  $                           16,256
     Cash held in escrow                                                      -                           -
     Accounts receivable trade                                         759,948                  112,652
     Officer and employee receivables,
       net of allowance of  $38,075 and $38,075                   6,777                           -
     Other current assets                                                    13,845                     22,159
     ---------------------------------------------------------------------------------------------------------
                                            788,301                   151,067
--------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT
     Equipment and furniture                                           247,801                   245,697
     Less accumulated depreciation and amortization       105,375                     69,474
     ---------------------------------------------------------------------------------------------------------
                                                            142,426                   176,223
---------------------

OTHER ASSETS
     Other                                                                              -
     Net assets of discontinued operations                               -                       362,620
     ---------------------------------------------------------------------------------------------------------

     TOTAL ASSETS                                                  $930,727                 $689,910


===========================================================================
  "See  accompanying  notes  to  consolidated
                             financial  statements."

                   F2 BROADCAST NETWORK, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, continued
                                   (Unaudited)






Sept. 30,                  December 31,
   2001                        2000
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES
     Accounts payable. . . . . . . . . . . . . . . . . . .430,601                      $1,649,919
     Accrued liabilities . . . . . . . . . . . . . . . . . . . .  .  85,828                           166,253
     Accrued interest. . . . . . . . . . . . . . . . . . . . .. .  459,193                           443,891
     Notes payable and current portion of long-term debt               483,252                           358,610
     Notes payable, related parties                                                     1,646                              33,887
     --------------------------------------------------------------------------------------------------------------------

     Total current liabilities                                                         1,460,519                        2,652,560
     --------------------------------------------------------------------------------------------------------------------

LONG TERM DEBT, NET OF CURRENT PORTION                  166,785                         145,977
-------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CLASS A PREFERRED STOCK, 1,500,000 shares authorized, 10,689 shares issued and outstanding,
     liquidation value $15,000                                                         826                              10

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $.001 par value; authorized
         5,000,000 shares
         Class B preferred stock no shares
           issued and outstanding                                                       -                               -
         Class C preferred stock no shares
           issued and outstanding                                                       -                               -
     Common stock, $.008 par value; authorized
         12,500,000 shares; 2,427,160 and 240,202
           shares issued and outstanding                                            53,817                               1,922
     Capital in excess of par value                                            25,854,710                      23,941,833
     Accumulated (deficit)                                                       (26,325,931)                    (25,772,392)
     Stock held in escrow                                                             (280,000)                          (280,000)
     --------------------------------------------------------------------------------------------------------------------

    (696,578)                       (2,108,637)
--------------------------------------------------------------------------------------------------------------------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY (DEFICIT)                                                      $930,726                          $689,910



===========================================================================
        "See  accompanying  notes  to  consolidated
                             financial  statements."

                   F2 BROADCAST NETWORK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)





For the three months ended                                        For the nine months ended
                          Sept. 30,                         Sept 30,                 Sept.30,     Sept.30,
2001                                                          2000                       2001         2000
REVENUE:
         Internet. . . . . . . . .  . . . . . . .  $                  103,174  28,370        $644,591      $138,438

----------------------------------------------------------------------------------------------------------------------------
     103,174                28,370 . . . . . . . . .. . . . . . . . . . . . . . . .  644,591         138,438
----------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
         Cost of sales - internet                              190,848           1,132,875 . . . .  837,189      3,289,972
         Depreciation and amortization                     5,925                63,746             47,326         157,440
         Management and administrative fees,
           Affilates                                                            - . . . . . . .  -              117,500
         Selling, general and administrative          841,385               469,291        1,837,310      2,433,900
-----------------------------------------------------------------------------------------------------------------------------
                                                                       1,038,158           1,665,912        2,721,825      5,998,81
-----------------------------------------------------------------------------------------------------------------------------

OPERATING LOSS                                         (934,984)         (1,637,542)      (2,077,234)    (5,860,374)

OTHER INCOME (EXPENSE)
         Interest expense                                         (50,338)             (44,177)           29,770          (100,125)
         Balzac settlement                                             -                        -                        -
         Other                                                               524                26,250               6,431
------------------------------------------------------------------------------------------------------------------------------
                                                                           (50,862)             (17,927)           23,339         2
------------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE DISCONTINUED OPERATIONS    (884,122)        (1,655,469)      (2,100,573)    (5,569,016)

INCOME (LOSS) FROM DISCONTINUED
     OPERATIONS                      153,980           -. . .             390,411

GAIN ON SALE                                                  435,397             -                  1,191,775                   -

NET INCOME (LOSS)                                    $(448,725)        $(1,501,489)      $(908,798)  $(5,178,605)



==========================================================================


PER  SHARE  DATA:  Basic  and  Diluted
    Net  Income  (loss)  per  share,
    continuing operations, Basic and Diluted              (.34)           $(.06)
(1.59)       $   (.17)

    Net  Income  (loss)  per  share,  discontinued  operations     .07
$0.39               .30          $1.94

   Gain  on  sale                                                           .15
-                   .25              -

  Net  Income  (loss)  per  common  share,
   Basic  and  Diluted                                                 (.12)
$(40.38)            (1.04)       $(52.21)
===========================================================================

WEIGHTED-AVERAGE  NUMBER  OF
SHARES  OUTSTANDING                                       1,271,596
76,351           762,391         70,468



===========================================================================
*  Less  than  $.01  per  share
     "See  accompanying  notes  to  consolidated  financial  statements"

                   F2 BROADCAST NETWORK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)





            For the six months                     For the six months
             ended September 30,                 ended June 30,
            2001                                  2000

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss). . . . . . . . . . . . . . . . . . . . .. . . . . . .  (792,544)                  $(3,679,157)
     Adjustments to reconcile net
          income (loss) to net cash
          from operations
              Depreciation and
               amortization                                                                     35,901                           93
              Common stock issued
               for services                                                                  1,440,854                       3,032,
              Common stock options. . . . . . . . . . . . .  . . . . . . .  -                              319,402
              Other                                                                                  3,327
         Changes in operating assets and liabilities
              (Increase) decrease in
                  Receivables                                                               (509,807)
                  Inventories                                                                       -
                  Other                                                                             8,313
              Increase (decrease) in
                  Accounts payable                                                       (93,825)                          (86,673)
                  Accrued liabilities                                                      (55,611)                         105,855
                  Deferred revenue                                                             -                                (13

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:                                                        36,608                           (223,869)
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures - net                                                            -                               (209,861
     Investments and other                                                           123,092                             -
--------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY
  INVESTING ACTIVITIES                                                      123,092                          (209,861)
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on debt                                                     (6,346)                           (22,627)
     Proceeds from debt, related party                                          122,460                             25,000
     Proceeds from issuance of common stock                                     -                               351,001
--------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                                    116,416                            353,374



-
-------------------------------------------------


                   F2 BROADCAST NETWORK, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued



2001                              2000

----                              ----

NET  INCREASE  (DECREASE)  IN  CASH                            (1,000)
(80,356)

CASH  AND  CASH  EQUIVALENTS,
  BEGINNING  OF  PERIOD                                                  16,256
85,783
-
------------------------------------

CASH  AND  CASH  EQUIVALENTS,
  END  OF  PERIOD
$15,256                        $  5,427
===========================================================================

Supplemental  Schedule  of  Noncash  Investing  and  Financing  Activities

Common  stock  issued  for  services
$1,312,758                      $3,032,420
===========================================================================

Common  stock  options issued for services                            $        -
$  319,402










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

The results for the interim period are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 2001. The
Company   believes  that  this   nine-month   report  filed  on  Form  10-QSB
is
representative  of its  financial  position  and its results of  operations  and
changes  in  cash  flows  for  the  periods   ended  September  30,  2001  and
2000,
respectively.

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


Going  Concern

During the period from inception (January 17, 1985) to June 30, 2001(current date), the Company incurred cumulative net losses of approximately $26,565,000. Additionally, as of September 30, 2001, the Company had an excess of current liabilities over current assets of approximately $1,744,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is dependent upon obtaining additional debt or equity financing, and/or extending its existing debt obligations, seeking acquisition or placing itself for sale, and ultimately achieving profitable operations.

The company is not currently seeking debt or equity financing, there are no arrangements in place for such financing; and no assurance can be given that such financing if available would be on terms acceptable to the Company. If the company were to add equity or debt financing may involve substantial dilution to the interests of the Company's shareholders as well as warrant and option holders. Any sales of equity capital cannot be assured due to overall economic and market conditions, the price of the Company's stock and other unpredictable factors. The company signed a letter of intent with cavalcade of sports for an asset purchase and expects this to come to definitive agreement before year end.

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

As a result of these transactions, the Company operates only its Internet video production, hosting and delivery division, which does not have sufficient revenues to generate operating or net income from operations. Therefore, it is necessary for the Company to increase revenues either by expansion or by acquisition or significantly reduce its operating costs. The Company has been able to issue stock for management and accounting and administrative services, thereby reducing the need for cash to pay for operating expenses. The value of services paid by issuance of stock was approximately $1,312,758 for the nine months ended September 30, 2001. Net cash provided by operations was approximately $92,000 for the nine months ended September 30, 2001. The Company may not have sufficient cash for use in operations through December 31, 2001. The company sold the note receivable for $260,000. If the Company is unable to obtain sufficient funds to satisfy its cash requirements, it may be forced to curtail operations, dispose of assets or seek extended payment terms from its vendors. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


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

Accordingly, the net assets of the radio and live entertainment operations have been reflected on the accompanying consolidated balance sheet as net assets of discontinued operations. The components of the net assets of discontinued operations as of September 30, 2001 and December 31, 2000:



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

---------------------------------

                  Live  entertainment  segment:
                  --------------------------
                  Current  assets                                        $
-                $  53,495
                  Property  and  equipment,  net                            -
212,674
                  Other  assets,  net
-                  (2,049)
                  Current  liabilities
-                 (77,214)
                  Long-term liabilities                                        -
(212,090)

------------------------------------
                                                                              $
-               $(  21,086)

------------------------------------

                  Net  assets  held  of  discontinued  operations   393,250
$  362,620

Summary operating results of discontinued operations for the nine months ended September 30, 2001 and 2000 are as follows:

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

During the nine months ending September 30 2001, the Company issued 2,186,958 shares of common stock for consulting services and employee compensation valued at approximately $1,440,000. From June 30, 2001 through August 15, 2001, the Company issued an additional 3,893,478 shares values at approximately $653,469.

No  options  were  granted  during  nine  months  ended  September  30,  2001.

NOTE  E  -  RELATED  PARTY  TRANSACTIONS

The Company out sources substantially all employment, administrative, management and accounting functions. During the nine months ended September 30, 2001 some of these functions were provided by a company wholly-owned by a current director and the former president of the Company. Monthly fees for such services were $21,000 for the period January 1, 1998 through August 31, 1999; thereafter the fees were reduced to $14,000. During the nine months ended September 30, 2001, the fees were $23,500 per month. Total fees paid by cash and by the issuance of common stock for the nine months ended September 30, 2001 were approximately $300,000.

Another entity, 43% of which is owned by the same former director, performs other administrative functions for the Company on an as-needed, hourly basis. The Company also leases computer equipment from the related entity and has amounts due to this entity of $0 and $ $5,580 as of Septembere 30, 2001 and 2000, respectively. Total fees paid by cash and by the issuance of common stock for the nine months ended September 30, 2001 and 2000 were approximately $0 and $2,000, respectively.

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and comparison of our financial condition and results of operations as of and for the three and nine months ended September 30, 2001 and as of and for the three and six months ended September 30, 2000. This discussion should be read in conjunction with the financial statements, the notes to the financial statements, and the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2000.

     The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The opinion of our independent auditor delivered in connection with our Financial Statements for fiscal 2000 and 1999 contains an explanatory paragraph relative to the going concern uncertainty. As discussed in Note A to the consolidated financial statements, we have suffered recurring losses from operations, have a working capital deficiency of approximately $2,501,000, have negative net worth of approximately $2,109,000. As of September 30, 2001, we had a working capital deficit of $1,744,000 and negative net worth of $1,460,000.

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


The three months ended September 30, 2001 compared with the three months ended September
30,  2000.

     Our net loss decreased significantly from $3,083,000 in 2000 and to $148,000 in 2001. This $2,935,000 increase is primarily the result of an increase in revenues combined with decreases in the costs and expenses incurred in our Internet operations, and in general and administrative expenses.

     Total revenues increased from $101,000 in 2000 to $397,000 in 2001, a $296,000 increase. During the three months ended June 30, 2001, we billed the PGATOUR $241,000 for production services, $16,000 in Internet commercial production billed to Titleist, and recorded $140,000 in advertising revenues.

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

     Interest expense as presented on the accompanying statement of operations increased from $11,000 in 2000 to $64,000 in 2001. This increase is due to interest on the Company's outstanding IRS obligations that were paid in July

     Included in discontinued operations, live entertainment revenue increased by $123,000 during the three months ended September 30, 2001 compared to the three months ended September 30, 2000 due to an increase in attendance and an increase in drink and food prices. Cost of sales - live entertainment increased by $104,000 during the same period.

     Radio revenue, which is also presented as discontinued operations in the accompanying statement of operations, increased from $216,000 in 2000 to $221,000 in 2001. This increase is primarily the result of an increase in advertising revenues due to a combination of increased ad spots and an increase in rates. Cost of sales - radio increased from $187,000 in 2000 to $197,000 in 2001.

    As a result of the sale of our 80% ownership in First Films, Inc., we recognized a $193,000 gain on the sale of the discontinued live entertainment operations.
The six months ended June 30, 2001 compared with the six months ended September 30, 2000.

     Our net loss decreased from $3,679,000 in 2000 to $793,000 in 2001. This $2,886,000 increase is primarily the result of the changes discussed in the analysis of the three months ended June 30, 2000: an increase in revenues and a decrease in cost and expense of our Internet division and a decrease in selling general administrative expenses.

     Total revenues increased from $101,000 in 2000 to $397,000 in 2001, a $296,000 increase. Total revenues include $385,000 in billings to the PGATOUR, $140,000 in advertising, and $16,000 in production revenues.
     We commenced our Internet division on June 28, 1999. The primary expenses for the nine months ended September 30, 2001 were for satellite delivery, programming, contract personnel, travel, T1 lines, equipment rental, and provider fees all totaling $646,000. For the quarter ended June 30, 2000, this division has focused on completing its team of Internet engineers, programmers, web site developers, content developers, and sales and marketing staff. Costs and expenses for the nine months ended September 30, 2000 for the Internet division totaled $2,157,000.

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


Liquidity  and  Capital  Resources.

     As of September 30, 2001, we had a working capital deficit of $1,744,000. Despite a loss of $793,000 for the nine months ended September 30, 2001, operating activities provided $37,000 primarily due to common stock issued for services of $1,441,000. We have been able to issue common stock for services thereby reducing the need for working capital.

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


 During the period from inception (January 17, 1985) to September 30, 2001, we incurred cumulative net losses of approximately $26,592,000. Additionally, as of September 30, 2001, we had an excess of current liabilities over current assets of approximately $1,744,000 and are in default on certain notes payable. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is dependent upon obtaining additional debt or equity financing, and/or extending its existing debt obligations, seeking acquisition or placing itself for sale, and ultimately achieving profitable operations.
     We have no arrangements in place for such equity or debt financing and no assurance can be given that such financing will be available at all or on terms acceptable to us. Any additional equity or debt financing may involve substantial dilution to the interests of our shareholders as well as warrant andoption holders. Any sales of equity capital cannot be assured due to overall economic and market conditions, the price of the Company's stock and other unpredictable factors.

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

     We are continuing to modify an analysis of the working capital needed to develop our Internet business. Working capital needs include satellite, advertising and marketing. Currently, working capital is not sufficient to fund the Internet division and its needs for additional staff for the next year. Wehave been issuing stock to Internet division employees and consultants to fund salaries, wages and consulting fees thereby reducing the requirement for working capital.

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

On March 27, 2000, we filed a complaint in the District Court for Arapahoe County, Colorado against Mr. Goldberg, the Securities Investor Protection
Corporation (SIPC), and the U.S. Internal Revenue Service (IRS). In the Complaint, we alleged that, during Mr. Goldberg's tenure as an officer and director, Mr. Goldberg engaged in fraudulent activities, breached his fiduciary duties, and acted negligently, all of which resulted in our suffering damages. In the Complaint, we were seeking compensatory and punitive damages from Mr. Goldberg, the return of Company property, and a declaration that stock options granted to Mr. Goldberg were fraudulently obtained, were void, and that Mr.Goldberg must repay the Company for the options that he exercised before the Company became aware of the true facts after granting the options in March 1999.The SIPC and IRS were included as Defendants in this matter because the SIPC holds a judgment against Mr. Goldberg that it is attempting to collect and has claimed an interest in the stock options that we are seeking to void, and the
IRS has assessed a tax lien against Mr. Goldberg that it is seeking to collect. As of April 25, 2001, no answer had been filed in this matter.

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

     The net result of this split is a 1 or 200 split of the issued shares and a 1 for 20 spilt of the authorized shares leaving 1,232,285 shares issued and outstanding and 12,500,000 authorized shares.

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


                                        F2  BROADCAST  NETWORK,  INC.
                                                     .


DATE:  November  23,  2001                  /s/  Howard  B.  Stern
                                        ---------------------------------
                                        Howard  B.  Stern
                                        Chief  Executive  Officer,  President