Form 10KSB
period 2001-12-31
F2 BROADCAST NETWORK INC
filed 2005-11-23
CIK 803170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                 [FEE REQUIRED]

                           For the Fiscal Year ended:

                                December 31, 2001

                                       OR
              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  [NO FEE REQUIRED] Commission File No. 0-15435

                              STRAT PETROLEUM,LTD.
                          -----------------------------
           (Name of Small Business Issuer as Specified in its Charter)

                           F2 BROADCAST NETWORK, INC.
                         ------------------------------
       (Former Name of Small Business Issuer as Specified in its Charter)

            WYOMING                                     13-1026995
     --------------------                           -------------------
(State or Other Jurisdiction of               (I.R.S. Employer Identification
Incorporation or Organization)                            Number)

     c/o 545 North Rivermede Road, Suite 200 Concord, Ontario Canada L4k 4H1
     -----------------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

              6245 NW 9th Ave, Suite 102, Ft, Lauderdale, FL, 33309
        -----------------------------------------------------------------
       (Former Address of Principal Executive Offices, Including Zip Code)

Registrant's telephone number, including area code: (954)802-6189

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Title of Class
Number of Shares Class Outstanding at December 31, 2001

Common stock, $.008 par value                                  23,264,570 shares
Class A Preferred Stock, $.001 par value                          825,930 shares
Class B Preferred Stock, $.001 par value                                0 shares

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         No   |X|

Check if there are no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year. .$ Nil. As of Dec 31, 2001, there were 7,312,717 shares of common stock (the Registrant's only class of voting stock) outstanding. The aggregate market value of the 7,312,717 shares of common stock of the Registrant held by nonaffiliates* on December 31, 2001 was approximately $275,689.43 (based on the mean of the closing bid and asked prices).

Documents incorporated by reference: None

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
The number of shares outstanding of the issuer's Common Stock as of December 31, 2001 was 7,312,717

Transitional Small Business Disclosure Format (check one):
Yes         No   |X|

Indicate by check mark whether the Registrant is a shell company

Yes |X|    No |_|

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

Item 9            Directors, Executive Officers, Promoters and
                  Control Persons

Item 10           Executive Compensation

Item 11           Security Ownership of Certain Beneficial Owners
                  And Management

Item 12           Certain Relationships and Related Transactions

PART IV

Item 13           Reports on Form 8K

Item 14           Exhibits

PART I

Item 1. Description of Business

      Although the following report is to report the results and other information about F2 Broadcast Network, Inc. for the period ended December 31, 2001, several significant events have taken place between the reporting date and the current filing date of November 18, 2005, that shareholders and potential investors should be aware of.

      On July 12, 2004 F2 Broadcast went through a change of control from the shareholders of Inese Ltd. a Company incorporated in Ontario, Canada. The nature of the transaction involved the acquisition of 100% of the outstanding shares of Inese Ltd. by F2 Broadcast in exchange for 60.67% interest in F2 Broadcast. Upon completion of the transaction, Inese would be a wholly owned subsidiary and F2 Broadcast the parent would continue to exist under a new name, Strat Petroleum, Ltd. with Inese now existing under its new name Strat Petroleum (Canada) Ltd. The Company was redomiciled as a Wyoming Corporation on July 9, 2005.

Strat Petroleum's vision is to build a strong, vertically integrated petroleum company based on opportunities available in the Russian Federation. This will be accomplished through acquisitions of interests in licenses to develop crude oil sites with proven reserves, equity investment in one or more refineries, and through the sale of refined products secured from a number of refineries with which the Company or its Russian partners have very strong relationships.

The management team and its supporting network in the Russian Federation can and has secured the rights to participate in projects in the oil and gas industry. The Company is seeking very strong and aggressive groups with financial strength who will be our partners, to take advantage of the opportunities we have available.

Company Strategic Overview

The strength of the network developed in the Russian Federation, provides Strat Petroleum with several avenues to build a strong asset based entity. Management aims to take advantage of the various opportunities to grow the Company aggressively in the shortest period of time. The opportunities presented to the Company which we intend pursuing are;

      1.    investment in oil and gas fields;
      2.    partnering to provide drilling and servicing to oil companies
      3. establishing a trading company for the sale of crude and refined products through a subsidiary based in Europe;
      4.    acquiring a 50% interest in establishing a new small oil refinery;

To achieve the growth objectives, the Company intends to follow an aggressive acquisition and sales strategy and pursue the best financing alternative for each opportunity in order to realize early returns on investment. Strat's aim is to be selective in securing those opportunities that have the lowest risk while diversifying sources of revenue through sale of crude oil and refined products.

      All of the foregoing activities are subject to the Company's ability to secure necessary financing determined for each project, which the Company has been pursuing by establishing new contacts and leveraging existing ones in the domestic and international financial industry.

      As of December 31, 2001, F2 Broadcast Network, Inc. ceased operations due to, general collapse of the technology market, intense competition in the Internet industry, lack of funds and inability to raise further funding

      As noted in our September 2001 10QSB, F2 Broadcast Network, Inc. sold most of the other businesses and assets to focus on the internet business. Competition in the internet business has been intense resulting in further deterioration of assets. Due to increasing losses, the directors of F2 Broadcast Network, Inc. decided to liquidate the remaining assets to settle claims from creditors against those assets, not incur any further losses and wind up the business as no further resources were available to maintain the operations. F2 Broadcast Network, Inc. is now essentially a shell corporation with no assets or liabilities, generating no income and suffering no further losses, except for management fees for the newly appointed President & CEO. A more detailed commentary of the disposition and/or write off of the assets is provided below in the Notes to the Consolidated Financial Statements.

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

      The name change was undertaken so that the new name matched the new focus for our Company. Beginning in late 2000, we have focused on attempting to create a new Internet video production package that would enable businesses to affordably showcase products, services, sports and entertainment events over the Internet. We were not successful in our efforts to develop this business due to lack of sufficient funding, and intense competition in the industry.

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

      As a result of these transactions, the Company operated only its Internet video production, hosting and delivery division, which does not have sufficient revenues to generate operating or net income from operations. Therefore, it is necessary for the Company to increase revenues either by expansion or by acquisition or significantly reduce its operating costs. The Company has been able to issue stock for management and accounting and administrative services, thereby reducing the need for cash to pay for operating expenses. The value of services paid by issuance of stock was approximately $1,312,758 for the nine months ended September 30, 2001. Net cash provided by operations was approximately $92,000 for the nine months ended September 30, 2001. The Company may not have sufficient cash for use in operations through December 31, 2001. The company sold the note receivable for $260,000. The Company was unable to obtain sufficient funds to satisfy its cash requirements and was forced to wind up operations as of December 31, 2001. The accompanying consolidated financial statements are prepared on the basis of the Company ceasing operations and information of events occurring over the last four years as relates to the December 31, 2001 fiscal period.

Internet

      The previous Company, F2 Broadcast Network, has ceased operations and thus does not compete in the internet market.

Employees

      Strat has three employees who are officers of the Company, Mr. H. Sam Hyams, President & CEO and Mr. Chaim Flatt, Executive Vice President, and Mr. Sergei Bondarev, VP Strat Petroleum, for Russia.

      As of December 31, 2001 the Company had a one executive, Mr. Howard Stern, who was replaced in April 2002 with new President & CEO, Mr. Ron Ratner. The Company outsources most of the operations and administrative functions to independent consultants and has consulting agreements with the two Directors who do not serve as executive officers, and these agreements expired April 8, 2002. At that time the President & CEO was also appointed as a Director.

Item 2. Description of Property

      Effective July 1, 2005, Strat Petroleum, Ltd.'s executive offices were located at 545 North Rivermede Road, Concord, Ontario, Canada, L4K 4H1. A lease was signed for this space which required monthly payments of $1,934 plus any charges for common area maintenance. The lease term is for five years and expiring June 30, 2010.

      Effective May 1, 2001, our executive offices were located at 6245 NW 9th Ave., Suite 102, Ft. Lauderdale, Florida 33309. A lease was signed for this space which required monthly payments of $1,645 plus any charges for common area maintenance. The lease term was for two years and expiring April 30, 2003. As Company ceased operations on December 31, 2001, it settled with the landlord for outstanding rent with office furniture at the premises.

Internet

      There was no further internet business as of December 31, 2001.

Item 3. Legal Proceedings

      Strat Petroleum, Ltd. knows to the best of its knowledge of no other litigation pending, threatened, or contemplated, or unsatisfied judgments against it, or any proceedings of which the Company or any of its subsidiaries is a party.

      F2 Broadcast had a claim against it by the PGA Tour and was being sued for collection of the outstanding amount. At the same time the Company filed a counter suit against the PGA Tour. However, by about June of 2001, these suits were dropped as the PGA Tour accepted that the Company had no assets with which to settle any claims.

      The Company knows to the best of its knowledge of no other litigation pending, threatened, or contemplated, or unsatisfied judgments against it, or any proceedings of which the Company or any of its subsidiaries is a party, except as noted in the September 2001 10KSB. The company knows to the best of its knowledge of no other legal actions pending or threatened, or judgment entered against any of its officers or directors or any of its subsidiaries in their capacities as such, except as noted in the September 2001 10KSB.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote by Security Holders for the period ending December 31, 2001 and subsequently. Mr. Ron Ratner was appointed as President & CEO in January 2002, and a Director in February 2002, with the resignation from those positions of the individuals listed below.

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

PART II

Item 5. Market for our Common Equity and Related Stockholder Matters

            2004            2003          2002          2001            2000
High        $0.026          $0.052        $0.078        $5.440     $5,262.00
Low         $0.00152        $0.00162      $0.00162      $0.025     $   24.70

      No dividends were paid during the year however; common shares in the amount of 23,264,570 for a total value of ($2,810,422) were issued to officers, directors and consultants for services rendered. Due to destruction of the records held in storage by the auditors, by a fire, the details of the stock issuance are not available.

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

NOTE B - STOCKHOLDERS' EQUITY

Effective May 31, 2001 the Company effected a 200 for 1 reverse stock split. All amounts herein have been retroactively restated to give effect to such reverse.

During the twelve months ending December 31 2001, the Company issued 23,264,570 shares of common stock for consulting services and employee compensation valued at approximately $2,810,422.

No options were granted during the fiscal year ending December 31, 2001.

Item 6. Management's Discussion and Analysis

      This report does not reflect the current operations of the entity. The current company, Strat Petroleum, Ltd. has a different vision and business plan. It's financial statements are currently being audited and should be filed by the end of 2005 or early in 2006.

      Strat Petroleum's vision is to build a strong, vertically integrated petroleum company based on opportunities available in the Russian Federation. This will be accomplished through acquisitions of interests in licenses to develop crude oil sites with proven reserves, equity investment in one or more refineries, and through the sale of refined products secured from a number of refineries with which the Company or its Russian partners have very strong relationships.

      The management team and its supporting network in the Russian Federation can and has secured the rights to participate in projects in the oil and gas industry. The Company is seeking very strong and aggressive groups with financial strength who will be our partners, to take advantage of the opportunities we have available.

Company Strategic Overview

      The strength of the network developed in the Russian Federation, provides Strat Petroleum with several avenues to build a strong asset based entity. Management aims to take advantage of the various opportunities to grow the Company aggressively in the shortest period of time. The opportunities presented to the Company which we intend pursuing are;

      5.    investment in oil and gas fields;
      6.    partnering to provide drilling and servicing to oil companies
      7. establishing a trading company for the sale of crude and refined products through a subsidiary based in Europe;
      8.    acquiring a 50% interest in establishing a new small oil refinery;

To achieve the growth objectives, the Company intends to follow an aggressive acquisition and sales strategy and pursue the best financing alternative for each opportunity in order to realize early returns on investment. Strat's aim is to be selective in securing those opportunities that have the lowest risk while diversifying sources of revenue through sale of crude oil and refined products.

      The accompanying unaudited consolidated financial statements have been prepared on the basis of all operation ceasing as of December 31, 2001. We are unable to provide audited financial statements at this time.

      The attached financial statements have been prepared based on knowledge of events subsequent to the year ended December 31, 2001, i.e. based on the understanding of all the facts and events occurring between the year end and the date of filing, November 18, 2005.

Fiscal 2001 as Compared to Fiscal 2000

The following commentary is based on statements from management in place subsequent to the year end, and its understanding of the facts and circumstances of the operations for the period reported.

Our net loss was minimized from winding up of operations and gain on sale of assets. The Company was no longer operated as a going concern as of December 31, 2001

As noted in our September 2001 10QSB, F2 Broadcast Network, Inc. sold most of the other businesses and assets to focus on the internet business. Competition in the internet business has been intense resulting in further erosion / deterioration of assets. Due to increasing losses, the directors of F2 Broadcast Network, Inc. decided to liquidate the remaining assets to offset losses and wind up the business as no resources were available for continuing operations. F2 Broadcast Network, Inc. was essentially a shell corporation with no assets, generating no income and suffering no further losses, until it completed a change of control by Inese Ltd. a Canadian Company whose name was subsequently changed to Strat Petroleum, Ltd.

As of December 31, 2001, F2 Broadcast Network, Inc. Ceased operations.

The net loss was $712,000 in 2001. The net loss, including income from discontinued operations of $336,000, was $6,678,000 in 2000. This represents a decrease in losses of $6,466,000 compared to the loss reported in 2000. It is the view of management that the financial statements filed for September 30, 2001 were misstated and does not accurately represent the financial position of the Company.

ACCOUNTS RECEIVABLE: Management determined that the balance recorded in the books, of which a significant portion was from the PGA Tour for advertising (approx. $400,000), were unsubstantiated as accounts receivable and were thus written off or offset against charges from the PGA Tour to the Company.

FURNITURE AND EQUIPMENT: Subsequent to the year end, management settled certain outstanding debts to supplier with tangible assets the Company owned, specifically, return of leased telephone and communications technology to the respective suppliers, and office furniture to the landlord. Releases were received from these parties to that effect.

ACCOUNTS PAYABLE AND ACCRUALS: As indicated the data is presented having the hindsight of the past four years of events that have occurred. The justification for the write off of liabilities and accruals is that most of the creditors have either gone bankrupt, or no longer exist in business. In addition no creditor has approached the Company for payment to the date of this filing, i.e. November 18, 2005.

ACCRUED INTEREST: Management could not substantiate the basis of this accrual as no supporting documentation is available, thus does not accept it as a liability of the Company.

NOTES PAYABLE AND LONG TERM DEBT: Management could not substantiate the basis of this balance outstanding as no supporting documentation is available, thus does not accept it as a liability of the Company.

NET REVENUES: As the Company wound down its operations and thus liquidated any assets and settled debts, it was discovered that revenues recognized during the year were unsubstantiated thus all receivables were written off resulting in revenues for the year being nil as compared to $144,000 generated by the Internet division, the only continuing operations reported in the Consolidated Statement of Operations in fiscal 2000.

COST OF SALES: Cost of sales for the operation's Internet segment were $407,000 in fiscal 2001, a $3,938,000 decrease over 2000.

IMPAIRMENT WRITEDOWNS: All assets were written off due winding up of the business activities of the Company.

DEPRRECIATION AND AMORTIZATION: Depreciation and amortization from operations decreased from $73,000 in 2000 to $47,000 in 2001.

MANAGEMENT AND ADMINISTRATIVE FEES PAID TO AFFILIATE: There were no management fees incurred in 2001 due to the winding down of operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general and administrative expenses from operations decreased from $2,782,000 in 2000 to $1,750,000 in 2001, a $986,000 (35%) decrease.

In November of 2000, F2 Broadcast made the decision to severely reduce the workforce, close down the First Entertainment website, and sell the radio and live entertainment businesses. These changes will permit us to concentrate on what has become the core competency of the company: Internet video production, hosting and delivery. We added two seasoned advertising consultants to guide us in the sale of advertising and sponsorships. The fulltime workforce was reduced from a high of 40 in mid 1999 to one officer and a few contract employees in 2001. The Company ceased operations as of December 31, 2001, and retained only a President & CEO to complete a clean up of the Company's assets and liabilities and seek a merger, acquisition or new project, to return the Company to a going concern status.

INTEREST EXPENSE: Net interest expense from operations were nil in 2001 compared to $81,000 in 2000, reflecting the winding down of operations.

Item 7. Financial Statements

F2  BROADCAST  NETWORK,  INC.  AND  SUBSIDIARIES
Index to Consolidated Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Cash Flows

Notes to Consolidated Financial Statements

The Company is submitting unaudited financial statements as the records of the Company were destroyed in a fire while held in storage by its previous auditors. The net loss was minimized from winding down of operations and gain on sale of assets. As of December 31, 2001, F2 Broadcast Network, Inc. ceased operations thereby not incurring additional expenses or further deteriorating finances.

As noted in our September 2001 10QSB, F2 Broadcast Network, Inc. sold most of the other businesses and assets to focus on the internet business. Competition in the internet business has been intense resulting in further erosion / deterioration of assets. Due to increasing losses, the directors of F2 Broadcast Network, Inc. deciding to liquidate the remaining assets to offset losses and wind up the business as no resources were available to continue operations. F2 Broadcast Network, Inc. is now essentially an inactive corporation with no assets, liabilities and generating no revenues, except for management fees that will be owed to the newly appointed President & CEO.

                   F2 BROADCAST NETWORK, INC. AND SUBSIDIARIES
                                  BALANCE SHEET
                        (Unaudited for December 31, 2001)


                                                                            Dec 31,          Dec 31,
                                                                             2000             2001
ASSETS
CURRENT ASSETS

     Cash and cash equivalents                                              16,256               --
     Cash held in escrow                                                        --               --

     Accounts receivable trade                                             112,652               --

     Officer and employee receivables,                                          --

       net of allowance of  $38,075 in 2000                                     --               --
     Other current assets                                                   22,159               --
                                                                       -----------      -----------
     Total current assets                                                  151,067               --
                                                                       -----------      -----------
PROPERTY AND EQUIPMENT
     Equipment and furniture                                               245,697               --

     Less accumulated depreciation and amortization                        (69,474)              --
                                                                       -----------      -----------
                                                                           176,223               --
                                                                       -----------      -----------
OTHER ASSETS
     Net assets of discontinued operations                                 362,620               --
                                                                       -----------      -----------
     TOTAL ASSETS                                                          689,910               --
                                                                       -----------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES

     Accounts payable                                                    1,649,919               --

     Accrued liabilities                                                   166,253               --

     Accrued interest                                                      443,891               --
     Notes payable and current portion
        of long-term debt                                                  358,610          500,000
     Notes payable, related parties                                         33,887               --
                                                                       -----------      -----------
     Total current liabilities                                           2,652,560               --

LONG TERM DEBT, NET OF CURRENT PORTION                                     145,977               --

COMMITMENTS AND CONTINGENCIES

     issued and outstanding, liquidation value $15,000                          10              826

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $.001 par value; authorized 5,000,000 shares
        Class C preferred stock no shares issued and outstanding
     Common stock, $.008 par value; authorized
        50,000,000 shares; 2,427,160 and 240,202
           shares issued and outstanding                                     1,922           53,817
     Capital in excess of par value                                     23,941,833       25,854,710
     Accumulated (deficit)                                             (25,772,392)     (25,129,353)
     Stock held in escrow                                                 (280,000)        (280,000)
                                                                       -----------      -----------
                                                                        (2,108,627)        (500,000)
                                                                       -----------      -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'                                                         --
                                                                       -----------      -----------
        EQUITY (DEFICIT)                                                   689,910               --
                                                                       -----------      -----------

"See accompanying notes to consolidated financial statements."

                           F2 BROADCAST NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                        (Unaudited for December 31, 2001)


                                                                  For the 12       For the 12
                                                                 months ended     months ended
                                                                   Dec 31,           Dec 31,
                                                                    2000              2001
REVENUE:
         Internet                                                    143,738              --
COSTS AND EXPENSES:
         Cost of sales - internet                                  4,344,273         406,588
         Impairment write downs                                      180,000              --
         Depreciation and amortization                                72,703          47,326
         Loss on disposal of Equipment and furniture                                 142,426
         Cash and cash equivalents written off                                         7,730
         Bad debts:
          Accounts receivable trade                                                  115,357
          Officer and employee receivables, net                                        6,777
          Other current assets                                                        13,846
         Management and administrative fees,  Affilates              138,500              --
         Selling, general and administrative                       2,735,469       1,749,836
                                                                  ----------      ----------
                                                                   7,470,945       2,489,886
                                                                  ----------      ----------
OPERATING LOSS                                                    (7,327,207)     (2,489,886)

OTHER INCOME (EXPENSE)
         Interest expense                                            (81,130)             --
         Balzac settlement                                           358,000              --
         Other                                                        36,304           6,431
                                                                  ----------      ----------
                                                                     313,174           6,431
                                                                  ----------      ----------
LOSS BEFORE DISCONTINUED OPERATIONS                               (7,014,033)     (2,483,455)
OPERATIONS HELD FOR SALE
       Income (loss) from discontinued operations including
       provision for operating losses during phase-out period        336,010              --
INCOME (LOSS) FROM DISCONTINUED
     OPERATIONS                                                                           --

LIABILITIES WRITTEN BACK
     Accrued interest                                                                429,423
     Notes payable and long-term debt                                                150,037
                                                                  ----------      ----------
                                                                          --       1,079,460

GAIN ON SALE                                                              --       1,191,775
                                                                  ----------      ----------
NET INCOME (LOSS)                                                 (6,678,023)       (712,220)

"See accompanying notes to consolidated financial statements."

F2 BROADCAST NETWORK INC. AND SUBSIDIARIES
Consolidated Statements of Changes In Stockholders' Equity (Deficit) For the Years Ended December 31, 2001 and 2000


                              Class B              Class C
                            Preferred Stock     Preferred Stock        Common Stock        Capital In                       Stock
                        ----------------------------------------------------------------   Excess of       Accumulated      Held In
                         Shares     Amount     Shares     Amount     Shares     Amount     Par Value       (Deficit)        Escrow
                         ------     ------     ------     ------     ------     ------     ---------        --------        ------
BALANCES,
JANUARY 1, 2001            13,040   $    13        --     $   --   48,040,449   $  384,353  $ 23,559,402  $(25,772,392)   $(280,000)
Effect of stock reverse
May 2001 of 200 to 1                                              (47,800,247)
Revised opening balance                                               240,202
------------------------------------------------------------------------------------------------------------------------------------

Common stock issued for
   Cash, net of offering
    costs
   Cash, option and
    warrant exercises
   Consulting services
    and compensation                                               23,264,570    1,522,400     1,288,022
Preferred stock conversion
Common stock options and
      warrants issued
Net (loss)                                                                                                   (712,220)
------------------------------------------------------------------------------------------------------------------------------------
BALANCES
DECEMBER 31, 2001              --        --        --         --   23,744,974    1,906,753    24,847,424  (26,129,353)           --
====================================================================================================================================

                                                Deferred
                                             Compensation         Total
BALANCES,
JANUARY 1, 2000                                       --         $  (477,350)
- ---------------------------------------------------------------------------
Common stock issued for
   Cash, net of offering costs                                       351,001
   Cash, option and warrant exercises
   Consulting services and compensation                            3,587,430
   Adjustment amount                                                  94,947
Preferred stock conversion                                                --
Common stock options and
      warrants issued                                              1,193,262
Net (loss)                                                        (6,678,023)
- ---------------------------------------------------------------------------
BALANCES
DECEMBER 31, 2000                                                $(2,108,627)

Common stock issued for
   Cash, net of offering costs
   Consulting services and compensation                            1,964,772
   As security for note payable                                           --
Common stock options and
      warrants issued
Adjustment for reconciliation                                        356,075
Net (loss)                                                          (712,220)
- ---------------------------------------------------------------------------
BALANCES
DECEMBER 31, 2001                                  $  --         $  500,000
=============================================================================

"See accompanying notes to consolidated financial statements."

F2 BROADCAST NETWORK INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited for 2001)
For the Years Ended December 31, 2001 and 2000

                                                     December 31,     December 31,
                                                       2001               2000

OPERATING ACTIVITIES
Net (loss)                                           $  (712,200)     $(6,762,979)
Adjustments to reconcile net (loss) to net cash
  used in operations
   Depreciation and amortization                          35,901           72,703
   Impairment and other write downs                           --          180,000
   Loss on disposal of capital assets                    142,426               --
   Issuance of stock, common stock options
     and warrants for services                         1,312,758        4,780,692
   Trade accounts receivable                             112,652           (3,837)
   Officer receivables                                        --           66,131
   Inventories                                                --               --
   Accounts payable                                   (1,649,919)       1,429,058
   Accrued liabilities                                  (610,144)          50,098
   Deferred revenue                                           --          (13,000)
   Notes payable related parties                         (33,887)              --
   Notes payable and long-term debt                       (4,587)              --
   Adjustment re: Opening balance reported               355,259               --
   Other                                                  22,159           (5,897)
----------------------------------------------------------------------------------
   NET CASH, (USED IN) OPERATING ACTIVITIES           (1,384,861)        (195,236)
----------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Capital expenditures                                    (2,104)        (204,533)
  Net assets of discontinued operations                       --         (156,133)
  Investments and other                                  362,620               --
----------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES                                    (360,516)        (390,666)
----------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Principal payments on notes payable and
   long-term debt                                             --           (3,999)
  Proceeds from notes payable and long-term debt              --          191,179
  Proceeds from exercise of options                           --               --
  Proceeds from issuance of common stock                 652,830          351,001
----------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING
ACTIVITIES                                               652,830          538,181
----------------------------------------------------------------------------------
NET (DECREASE) IN CASH                                   (16,256)         (45,473)

CASH,BEGINNING OF YEAR                                    16,256          109,450
----------------------------------------------------------------------------------
CASH, END OF YEAR                                    $       Nil      $    63,977
================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Interest paid                                      $        --      $    72,904
================================================================================
  Income taxes paid                                  $        --      $        --
================================================================================
Common stock and options and warrants
issued for services                                  $ 2,810,422      $ 4,780,692
================================================================================

"See accompanying notes to consolidated financial statements."

F2 BROADCAST NETWORK INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE A:  NATURE OF BUSINESS AND GOING CONCERN
         SUBSEQUENT EVENTS

      The Company ceased operations as of December 31, 2001, and since it had no funds available or ability to raise any additional funds as no new business opportunity was secured, and management decided that it could no longer compete or turn around its existing business. Thus, the Company is no longer a going concern.

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

      During the period from inception (January 17, 1985) to December 31, 2001, the Company incurred cumulative net losses of approximately $25,984,612. As of December 31, 2001, the Company netted all assets and liabilities to nil to reflect the wind down of the operations.

      The Company has no arrangements in place for equity or debt financing and no assurance can be given that such financing will be available at all or on terms acceptable to the Company. Any additional equity or debt financing may involve substantial dilution to the interests of the Company's shareholders as well as warrants and options holders.

      As noted in our previous financial statements, management's plans with regard to the company's ability to continue as a going concern include selling certain of its assets, continued attempts at equity financing in the U.S. and/or international markets, restructuring of its debt obligations, and/or undertaking mergers or acquisitions to improve market share or operational synergies and improving efficiency of operations. As a result, the company sold most of the other businesses and assets to focus on the internet business. However, competition in the internet business has been intense resulting in further losses. Management thus decided to liquidate the remaining assets to offset losses and wind down the business so that resources would not be further impaired. F2 Broadcast Network, Inc. is now essentially an inactive corporation with no assets, generating no income and suffering no further losses except for certain management fees to be incurred for the President & CEO appointed after the year end.

As of December 31, 2001, F2 Broadcast Network, Inc. Ceased operations thereby not incurring additional expenses or further deteriorating finances.

NOTE B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

License, Goodwill and Intangibles
      All broadcast licenses, goodwill and intangibles, recorded at cost, have been written off.

Net Loss Per Share
      The Company incurred a net loss of $(.031) per share for the period ended December 31, 2001.

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

NOTE C DISCONTINUED OPERATIONS

The Company closed its doors and ceased operations as of December 31, 2001. In light of this event the newly appointed President & CEO, coordinated the winding up of all activities, i.e. settlement of debts, collections of any receivables possible, and general management of operations.

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

As a result of these transactions, the Company operated only its Internet video production, hosting and delivery division, which does not have sufficient revenues to generate operating or net income from operations.

As the Company has been unable to obtain sufficient funds to satisfy its cash requirements, management thus decided to liquidate the remaining assets to offset losses and wind up the business activities as no financial resources are available to continue operations. F2 Broadcast Network, Inc. is now essentially a shell corporation with no assets, generating no income and suffering no further losses.

As of December 31, 2001, F2 Broadcast Network, Inc. ceased operations thereby not incurring additional expenses or further deteriorating finances.

Note D other business developments

There are no other business developments.

NOTE E STOCKHOLDERS' EQUITY DEFICIT

Common Stock
Shares issued and outstanding as of December 31, 2001 were 23,264,570. Shares authorized were 50,000,000.

Preferred Stock
Class A Shares issued and outstanding as of December 31, 2001 were 825,930, at a par value $.001.
Class A Shares authorized were 1,500,000.
Class B Shares authorized were 2,500,000.
Class C Shares authorized were 2,500,000.

Common Stock Options

At the end of fiscal 2001, no stock options were issued or exercised as the Company was winding up operations.

NOTE F INCOME TAXES

      Nil

NOTE G RELATED PARTY TRANSACTIONS

Any management fees incurred during the year were settled by the issuance of common shares of the Company. However, no records are available to determine who received these shares and how much each person received.

NOTE H COMMITMENTS

Lease Commitments

      Effective May 1, 2001, our executive offices will be located at 6245 NW 9th Ave., Suite 102, Ft. Lauderdale, Florida 33309. We have signed a lease for this space which requires monthly payments of $1,645 plus any charges for common area maintenance. The lease term is for two years and expires April 30, 2003. However, at December 31, 2001, the Company ceased operations and vacated the premises. The Company satisfied the outstanding back rent balance owed with office furniture and equipment at the premises.

NOTE I LITIGATION

      The Company had a claim against it by the PGA Tour and was being sued for collection of the outstanding amount. At the same time the Company filed a counter suit against the PGA Tour. However, by about June of 2001, these suits were dropped as the PGA Tour accepted that the Company had no assets with which to settle any claims.

      The Company knows to the best of its knowledge of no other litigation pending, threatened, or contemplated, or unsatisfied judgments against it, or any proceedings of which the Company or any of its subsidiaries is a party, except as noted in the September 2001 10KSB. The company knows to the best of its knowledge of no other legal actions pending or threatened, or judgment entered against any of its officers or directors or any of its subsidiaries in their capacities as such, except as noted in the September 2001 10KSB.

Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

      Not Applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

         Information concerning the Directors and Executive Officers of the Company is as follows:

                           Tenure as Officer
Name              Age       Position                      or Director
-----             ---       --------                      -----------
Howard Stern       46      Chief Executive                February 1999 to
                            Officer, Chairman of          December 2001
                            the Board, and Director

DON EDWARDS        57      Director                       August 2001 to
                                                          February 2002

RON RATNER         64      President & CEO                Appointed subsequent to
                             Director                     year ended December 31, 2001

Current Board of Directors of Strat Petroleum, Ltd.

H. SAM HYAMS       50      Chief Executive                July 2004 to present
                            Officer, Chairman of
                            the Board, and Director

CHAIM FLATT        57      Exec. VP Bus. Dev.             July 2004 to present
                            Secretary and Director

SERGEI BONDAREV    50      VP Operations, Russia          July 2004 to present

All of the Directors' terms expire at the next annual meeting of shareholders or when their successors have been elected and qualified. The Officers of the Company serve at the pleasure of the Board of Directors.

The following sets forth background information concerning the above Directors and Executive Officers:

H. Sam Hyams - President & CEO
Mr. Hyams holds a Masters Degree in Business Administration from York University in Ontario and is a professional accountant. His extensive experience over the past 20 years in Canadian industry and on the international scene has included positions in finance and accounting to assisting in establishing new ventures by securing financing, and managing their business plans. Mr. Hyams has also acted as a consultant to small and medium sized businesses, advising them on strategic plans for growth, acquisitions and divestitures.

Chaim Flatt - Executive V.P. Business Development
Mr. Flatt holds B.Sc. Degree in Mechanical Engineering from the Kaunas Polytechnic University in Russia. He brings over 30 years of knowledge, experience and network of contacts developed in the areas of project development, financing and international trade. Mr. Flatt is President of Arad Energy Products Co. which has been involved in projects in the Russian Federation and other CIS countries since the late 1980's with focus on the natural resource sector. In the past few years Mr. Flatt has concentrated on trade of oil and oil products, which has allowed him to build a very strong network of contacts in the Russia Federation and the CIS.

Sergei V. Bondarev - V.P. Strat Petroleum Ltd. for Russia
Mr. Bondarev holds a degree in sea navigation from Sakhalin Naval College, Far East, Russia. From 1984-1989, he was in charge of offshore oil & gas development in Vietnam, as part of the Russian & Vietnam Joint Venture. In 1990 was appointed as the Vice-Governor of one of the provinces in the Russian Federation. During that time he developed excellent contacts officials at the federal, state and local government levels. From 1992 until 2004, he was the managing partner in Russia for Arad Energy Products Co. He was responsible for negotiations, financing and sale of crude oil, oil products and natural gas contracts to the local and international markets. In 2004 he was appointed as V.P Operations-Russia for Strat Petroleum Ltd. His responsibilities include liasing with federal, state and local governments; sourcing potential joint ventures in oil and gas fields; securing product for sale; and, carrying out negotiations with Russian oil & gas companies, financial institutions and businesses concerning the oil & gas business conducted by Strat Petroleum Ltd.

      Howard Stern has served as a Director since February 1999, as Chairman of the Board since August 1999, and as our Chief Executive Officer since November 1999 and resigned on April 8, 2002. He has been in the life insurance business since his junior year in college at the University of Pittsburgh in 1975.

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

      Don Edwards has served as a director since August 2001 and resigned on April 8, 2002. He has been a steel executive and a golf course design consultant. Mr. Edward's was appointed as a Director of the Board after the resignation of Messrs. Douglas Olson and Bill Rubin in August 2001.

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

Ron Ratner

On April 8, 2002, Mr. Ronald Ratner accepted to fill the vacant position as a Director on the Board of Directors, and accepted a position to fill the vacant position as Acting Chief Executive Officer, Acting President, Acting Secretary and Acting Treasurer until the Board of Directors appoints officers for the positions mentioned. Mr. Ratner is President of Ron Ratner Consulting, a web development company. Prior to that he was President of Edron Associates a high end web development and hosting Company. Prior to Edron Associates, Mr. Ratner was President & CEO of Brittany Productions for 15 years, a full service television production company including HDTV production, and also produced and directed many infomercials and weekly television show segments.

In an effort to ensure management has a strong advisory team to complete required due diligence before making an investment, or acquire an interest in oil and gas projects in the Russian Federation, the following legal and accounting advisors have been engaged.

Akin Gump Strauss Hauer & Feld LLP.
With offices in 12 cities worldwide including Moscow, Russia, and almost 950 lawyers, Akin Gump one of the largest U.S. law firms brings a vast range of legal and professional services for the Company to draw on. A visit to their website www.akingump.com will provide a very in depth and detailed understanding of the Firm's expertise and capabilities and the range of services they are able to supply their clients.

Of particular interest to the Strat is the Firm's office in Moscow and the extensive knowledge and experience of a number of its partners in the oil and gas industry, particularly in the Russian Federation. The lead Partner whom the Company will be looking for advice and assistance is Mr. Robert Langer, of whom a brief profile is provided.

During the last ten years, Robert Langer has advised Russian and foreign companies in structuring strategic and portfolio investments in Russia and the former Soviet Union, and has assisted Russian companies in raising capital on foreign debt and equity markets. Mr. Langer's clients include Russian and multinational companies, commercial banks, financial institutions, international development funds, major international investment banks and lending institutions, emerging market funds and securities houses. He has helped clients to structure more than 20 private equity and hedge funds.

Mr. Langer has been one of the lead attorneys on most of the firm's financings involving Russian entities and on debt offerings by Russian entities and municipalities, and is generally responsible for the drafting or review of Akin Gump's legal opinions in connection with Russian transactions. Resident in Akin Gump's Moscow office from 1990 to 2000, he now divides his time between the firm's New York and Moscow offices.

Schwartz Levitsky Feldman LLP

Schwartz Levitsky Feldman LLP (www.slf.ca), is a Canadian accounting and audit firm that is ranked amongst the top 10 firms in the Country. The firm provides a full range of services to its clients, both on a domestic and international level through its affiliation with HLB International, the twelfth largest firm in the world, providing accounting and related tax and financial services.

The Canadian firm is one of the leading firms in the Country with a reputation for excellence and dependability based on pursuit of success for its clients, through services that include integrated auditing, accounting, corporate finance, management consulting and tax services.

The Company will look to the firm's advisory services specifically in the area of international tax planning and structuring, as it structures the acquisitions, joint ventures and other investments that will be made in the oil and gas industry in the Russian Federation. The firm has acted in an advisory capacity to many companies in Canada, China and Israel in listing on the Canadian and U.S. exchanges. It also has been instrumental in assisting companies in securing financing required for growth by ensuring the proper valuation, and deal structure is in place.

On the international level, it association in HLB International allows the Company to draw on its resources in over 100 countries. To quote the website www.hlbi.com;

"HLBI firms are well established firms of high local standing, who have developed their practices on the basis of their strong local knowledge and contacts. In consequence, our international identity, whether on letter headings, business cards or audit opinions reflects, intentionally, a combination of the HLB and local names. This identity, applied consistently throughout the world, distinguishes us from the Big 4 accounting groups.

It emphasises the strength of both the international organisation and the local firm whilst, at the same time, demonstrating the close bond between the two. This bond is illustrated by the way we conduct international business. The "lead" firm co-ordinates the professional services provided to the client internationally, maintaining close contact with HLB firms around the world, supervising the work and identifying and solving any problems as they occur. In this way, HLB provides clients with a close level of personal service, supplied at both local and international levels."

Item 10. Executive Compensation

Summary Compensation Table

      Not Available as the records of the Company were destroyed in a fire while held in storage by its previous auditors.

      Annual compensation agreed to with the President, CEO and Director appointed subsequent to year end was $129,600.

Compensation of Directors

      Details of compensation to Directors are not available as the records of the Company were destroyed in a fire while held in storage by its previous auditors.

      We know of no any written employment contracts with any of our directors, officers or other employees except for Howard Stern who as CEO, President and Chairman was compensated by being issued common stock. However, as noted above, details are not available. We have no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer's employment or from a change-in-control or a change in an executive officer's responsibilities following a change-in-control.

Option Grants

      All options issued and outstanding relating to F2 Broadcast Network, Inc. were settled prior to the change of control to Strat Petroleum, Ltd.

      On January 4, 2000, the Company approved grants of options to purchase 250,000 shares for $.61 per share to each officer who also is a director. The recipients of these options were Howard Stern, Douglas Olson and Michael Marsowicz. These options expire on January 4, 2005.

Also on January 4, 2000, the Company approved grants of options to purchase 187,500 shares for $.61 per share to each of Daniel Stansky, our Chief Financial Officer, and Robert Fuchs, our marketing director.

      On January 4, 2000, the Company also rescinded option grants previously made in July 1999 to Wende Curtis, our Secretary, and another employee. The rescinded options were each for 25,000 shares at $1.59 per share until July 1, 2004. These options were replaced with new options to purchase 50,000 shares for $0.61 per share for three years.

      All the options terminated and replaced in January 2000 were made with the acceptance of the option holders, except that Mr. Goldberg objects to any termination of his options.

      On January 4, 2000, the Company approved options for our officers that become exercisable only in the event of a change-in-control of the Company. These options are exercisable for $0.61 per share, which was the closing bid price for our common stock on January 4, 2000. These options were granted as follows:

o     Howard Stern - 750,000
o     Douglas Olson - 750,000
o     Michael Marsowicz - 750,000
o     Daniel Stansky - 562,500
o     Robert Fuchs - 562,500

On January 25, 2000, the Company approved grants of options as follows:

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

      Also on January 25, 2000, the Company approved the grant of options to purchase 100,000 shares to William Rubin, an outside director. These options become exercisable at the rate of 25,000 shares per quarter during 2000. The exercise price is $1.33 per share.

      The Board's decision to cancel options and issue other options was based on a determination that the Company did not receive sufficient value to justify the original grant of the options that were cancelled or that the options no longer provided incentive to the option holders due to the high exercise price of the options relative to the trading price of the common stock at that time. The new options were granted subject to vesting terms that the Board believed provided more incentive for the performance of the recipients of those options and more closely aligned the interests of the recipients with our shareholders.

      All the options which were held by each of Messrs. Stern, Olson, Marsowicz and Fuchs on September 15, 2000 have been relinquished by those persons so that each may participate in the Company's 2000 Management Compensation Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      Details are not available as the records of the Company were destroyed in a fire while held in storage by its previous auditors.

Compliance with Section 16(a) Beneficial Ownership Reporting Compliance

      Details are not available as the records of the Company were destroyed in a fire while held in storage by its previous auditors

Item 12. Certain Relationships and Related Transactions

      During the period covered by this Report the Company contracted the services of a President & CEO subsequent to the year end with the objective of redefining and redirecting the future of the Company through completion of an acquisition, merger or placement of a new project in it. All other contracts with consultants were terminated as of the year end.

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

Another entity, 43% of which is owned by the same former director, performs other administrative functions for the Company on an as-needed, hourly basis. The Company also leases computer equipment from the related entity and has amounts due to this entity of $0 and $ $5,580 as of September 30, 2001 and 2000, respectively. Total fees paid by cash and by the issuance of common stock for the nine months ended September 30, 2001 and 2000 were approximately $0 and $2,000, respectively.

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

PART IV

Item 13. Reports on Form 8-K
            None

Item 14. Exhibits
      All supporting documents relating to the change of control that occurred on July 12, 2004 have been attached to the Form 8-K for July 2004 being filed concurrently.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Dated: November 21, 2005            By:/s/ Ron Ratner



                                    By:/s/ Ron Ratner
                                       -----------------------------
                                           Ron Ratner

                                       F2 Broadcast Network, Inc. Director, A.
                                       CEO, A. President, A. Secretary
                                       & A. Treasurer



                                       By:/s/ H. Sam Hyams
                                       -----------------------------
                                       Strat Petroleum, Ltd.
                                       Director, President & CEO