Form 10KSB/A
period 2001-12-31
F2 BROADCAST NETWORK INC
filed 2005-11-23
CIK 803170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-KSB/A

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

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote by Security Holders for the period ending December 31, 2001 and subsequently. Mr. Ron Ratner was appointed as President & CEO in April 2002, and a Director in April 2002, with the resignation from those positions of the individuals listed below.

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