Form 10QSB
period 2002-03-31
F2 BROADCAST NETWORK INC
filed 2005-11-23
CIK 803170

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2002

                         Commission File Number 0-15435

                          STRAT PETROLEUM (CANADA) LTD.
                          -----------------------------
           (Name of Small Business Issuer as Specified in its Charter)

                           F2 BROADCAST NETWORK, INC.
                         ------------------------------
       (Former Name of Small Business Issuer as Specified in its Charter)

            WYOMING                                 13-1026995
        --------------------                    -------------------
   (State or other jurisdiction                   I.R.S. Employer
  of incorporation or organization)             Identification No.)

    c/o 545 North Rivermede Road, Suite 200 Concord, Ontario Canada L4k 4H1
    -----------------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

              6245 NW 9th Ave, Suite 102, Ft, Lauderdale, FL, 33309
              -----------------------------------------------------
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

                                2)  Yes       X

      (3) Registrant is a shell Company

                                3)  Yes* X

* The Registrant has been a shell company since its fiscal year ended December 31, 2001.

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Number  of  Shares Class Outstanding  at  March 31,  2002
Common  stock,  $.008  par  value                 23,264,570 shares
Class  A  Preferred  Stock,  $.001  par  value       825,930  shares
Class  B  Preferred  Stock,  $.001  par  value             0  shares

                           F2 BROADCAST NETWORK, INC.
                          FORM 10-QSB QUARTERLY REPORT
                                TABLE OF CONTENTS

PART  I  -  FINANCIAL  INFORMATION

         ITEM  1.  Financial  Statements

         Unaudited Balance Sheet as of March 31, 2002

         Unaudited Statements of Operations for the three months ended March 31, 2002

         Unaudited Statements of Cash Flows for the three months ended March 31, 2002

         Notes to Unaudited Financial Statements

         ITEM  2.  Management's  Discussion  and  Analysis  of
           Financial  Condition  and  Results  of  Operations

PART II - OTHER INFORMATION

         Items 1 through 6

         SIGNATURE

                   F2 BROADCAST NETWORK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                             Dec 31,       March 31,
                                                              2001            2002
                                                         ---------------- ---------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                       -                -
     Cash held in escrow                                             -                -
     Accounts receivable trade                                       -                -
     Officer and employee receivables,                               -                -
       net of allowance of  $38,075 in 2000                          -                -
     Other current assets                                            -                -
                                                         ---------------- ---------------
     Total current assets                                            -                -
                                                         ---------------- ---------------

PROPERTY AND EQUIPMENT
     Equipment and furniture                                         -                -
     Less accumulated depreciation and amortization                  -                -
                                                         ---------------- ---------------
                                                                     -                -
                                                         ---------------- ---------------

OTHER ASSETS
     Net assets of discontinued operations                           -                -
                                                         ---------------- ---------------
     TOTAL ASSETS                                                    -                -
                                                         ---------------- ---------------

                           F2 BROADCAST NETWORK, INC.
                                  BALANCE SHEET
                                   (Unaudited)

                                                                        Dec 31,       March 31,
                                                                         2001           2002
                                                                     -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
CURRENT LIABILITIES
     Accounts payable                                                         --             --
     Accrued liabilities                                                      --             --
     Accrued interest                                                         --             --
     Notes payable and current portion of long-term debt                 500,000        500,000
     Notes payable, related parties                                           --             --
                                                                     -----------    -----------
     Total current liabilities                                           500,000        500,000

LONG TERM DEBT, NET OF CURRENT PORTION                                        --             --

COMMITMENTS AND CONTINGENCIES
     issued and outstanding, liquidation value $15,000                       826            826

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $.001 par value; authorized 5,000,000 shares
         Class C preferred stock no shares issued and outstanding
     Common stock, $.008 par value; authorized
         12,500,000 shares; 2,427,160 and 240,202
           shares issued and outstanding                                  53,817         53,817
     Capital in excess of par value                                   25,854,710     25,854,710
     Accumulated (deficit)                                           (25,129,353)   (25,129,353)
     Stock held in escrow                                               (280,000)      (280,000)
                                                                     -----------    -----------
                                                                        (500,000)      (500,000)
                                                                     -----------    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY (DEFICIT)                                                    --             --
                                                                     -----------    -----------

"See accompanying notes to financial statements."

                           F2 BROADCAST NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               For the 12     For the three
                                                              months ended    months ended
                                                                  Dec 31,       Mar 31,
                                                                    2001         2002
                                                                ----------    ---------
REVENUE:
         Internet                                                       --           --
COSTS AND EXPENSES:
         Cost of sales - internet                                  406,588           --
         Impairment writedowns                                          --           --
         Depreciation and amortization                              47,326           --
         Loss on disposal of Equipment and furniture               142,426           --
         Cash and cash equivalents written off                       7,730           --
         Bad debts:
          Accounts receivable trade                                115,357           --
          Officer and employee receivables, net                      6,777           --
          Other current assets                                      13,846           --
         Management and administrative fees                             --           --
         Selling, general and administrative                     1,749,836           --
                                                                ----------    ---------
                                                                 2,489,886           --
                                                                ----------    ---------
OPERATING LOSS                                                  (2,489,886)          --

OTHER INCOME (EXPENSE)
         Interest expense                                               --           --
         Balzac settlement                                              --           --
         Other                                                       6,431           --
                                                                ----------    ---------
                                                                     6,431           --
                                                                ----------    ---------
LOSS BEFORE DISCONTINUED OPERATIONS                             (2,483,455)          --
OPERATIONS HELD FOR SALE
       Income (loss) from discontinued operations including
       provision for operating losses during phase-out period           --           --
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                              --           --

LIABILITIES WRITTEN BACK
     Accrued interest                                              429,423           --
     Notes payable and long-term debt                              150,037           --
                                                                ----------    ---------
                                                                 1,079,460           --
GAIN ON SALE                                                     1,191,775           --
                                                                ----------    ---------
NET INCOME (LOSS)                                                 (712,220)          --
                                                                ----------    ---------

"See accompanying notes to financial statements."

=======================================================================
PER  SHARE  DATA:  Basic  and  Diluted
    Net  Income  (loss)  per  share,
    continuing operations, Basic and Diluted                    $Nil

    Net  Income  (loss)  per  share,
    discontinued  operations                                    $Nil

    Gain  on  sale                                                --

    Net  Income  (loss)  per  common  share,
    Basic  and  Diluted                                         $Nil
=======================================================================

WEIGHTED-AVERAGE  NUMBER  OF
SHARES  OUTSTANDING                                       23,264,570

=======================================================================

*Less than $.01 per share

F2 BROADCAST NETWORK INC. AND SUBSIDIARIES
Statements of Cash Flows (Unaudited)
For the year and three months ended December 31,2001 and March 31, 2002

                                                      December 31,             March
                                                          2001                  2002
                                                      -----------            -----------
OPERATING ACTIVITIES
Net (loss)                                            $  (712,200)                 --
Adjustments to reconcile net (loss) to net cash
  used in operations
   Depreciation and amortization                           35,901                  --
   Impairment and other write downs                          --                    --
   Loss on disposal of capital assets                     142,426                  --
   Issuance of stock, common stock options
     and warrants for services                          1,312,758                  --
   Trade accounts receivable                              112,652                  --
   Officer receivables                                                             --
   Inventories                                                                     --
   Accounts payable                                    (1,649,919)                 --
   Accrued liabilities                                   (610,144)                 --
   Deferred revenue                                          --                    --
   Notes payable related parties                          (33,887)                 --
   Notes payable and long-term debt                        (4,587)                 --
   Adjustment re: Opening balance reported                355,259                  --
   Other                                                   22,159                  --
                                                      -----------            -----------
   NET CASH, (USED IN) OPERATING ACTIVITIES            (1,029,602)                 --
                                                      -----------            -----------
INVESTING ACTIVITIES
  Capital expenditures                                     (2,104)                 --
  Net assets of discontinued operations                      --                    --
  Investments and other                                   362,620                  --
                                                      -----------            -----------
NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES                                     (360,516)                 --
                                                      -----------            -----------
FINANCING ACTIVITIES
  Principal payments on notes payable and
   long-term debt                                            --                    --
  Proceeds from notes payable and long-term debt             --                    --
  Proceeds from exercise of options                          --                    --
  Proceeds from issuance of common stock                  652,830
                                                      -----------            -----------
NET CASH PROVIDED BY FINANCING
ACTIVITIES                                                652,830                  --
                                                      -----------            -----------
NET (DECREASE) IN CASH                                    (16,256)                 --

CASH,BEGINNING OF YEAR                                     16,256                  --
                                                      -----------            -----------
CASH, END OF YEAR                                     $       Nil            $       Nil
                                                      ===========            ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Interest paid                                       $      --              $     --
                                                      ===========            ===========
  Income taxes paid                                   $      --              $     --
                                                      ===========            ===========
Common stock and options and warrants
issued for services                                   $ 2,810,422            $     --
                                                      ===========            ===========

"See accompanying notes to financial statements."

NOTES TO THE FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2001, F2 BROADCAST NETWORK, INC. CEASED OPERATIONS.

The Company exists as a shell with no assets, liabilities or expenses other than management fees to the President and CEO of the Company who is actively seeking a merger / acquisition or a suitable project for the Company.


PART  II  -  OTHER  INFORMATION

Item 1: Legal Proceedings

      The Company had a claim against it by the PGA Tour and was being sued for collection of the outstanding amount. At the same time the Company filed a counter suit against the PGA Tour. However, by about June of 2002, these suits were dropped as the PGA Tour accepted that the Company had no assets with which to settle any claims.

      Subsequent to the year ended December 31, 2001, management settled certain outstanding debts to suppliers with tangible assets the Company owned, specifically, return of leased telephone and communications technology to the respective suppliers, and office furniture to the landlord. Releases were received from these parties to that effect.

      The Company knows to the best of its knowledge of no other litigation pending, threatened, or contemplated, or unsatisfied judgments against it, or any proceedings of which the Company is a party.

Item 2: Changes in Securities

      None

Item 3: Defaults upon Senior Securities

      None

Item 4: Submission of Matters to Vote of Security Holders

      None

Item 5: Other Information

      The Company is inactive except for management seeking a merger / acquisition or a suitable project for the Company.

Item 6: Exhibits and Reports on Form 8-K

      (A)   Exhibits

      None

      (B)   Reports on Form 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act. of 1934, this report has been signed below by the following persons on behalf or the Company and in the capacities and on the dates indicated.


Dated: November 21, 2005


                                           By:/s/ Ron Ratner
                                              --------------
                                              F2 Broadcast Network, Inc.
                                              Director, A. CEO, A. President,
                                              A. Secretary & A. Treasurer



                                          By:/s/ H. Sam Hyams
                                             ----------------
                                             Strat Petroleum, Ltd.
                                             Director, President & CEO