Form 10QSB
period 2002-06-30
F2 BROADCAST NETWORK INC
filed 2005-11-23
CIK 803170

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2002
                                           -------------
                         Commission File Number 0-15435
                                                -------


                          STRAT PETROLEUM (CANADA) LTD.
                          -----------------------------
           (Name of Small Business Issuer as Specified in its Charter)

                           F2 BROADCAST NETWORK, INC.
                         ------------------------------
       (Former Name of Small Business Issuer as Specified in its Charter)

            WYOMING                                 13-1026995
            -------                                 ----------
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

Number of Shares Class Outstanding at June 30, 2002

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

                           F2 BROADCAST NETWORK, INC.
                          FORM 10-QSB QUARTERLY REPORT
                                TABLE OF CONTENTS

PART  I  -  FINANCIAL  INFORMATION
   ITEM 1.  Financial  Statements

         Unaudited Balance Sheet as of June 30, 2002

         Unaudited Statements of Operations for the six months ended June 30, 2002

         Unaudited Statements of Cash Flows for the six months ended June 30, 2002

         Notes to Unaudited Financial Statements

   ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

         Items 1 through 6

         SIGNATURE

                   F2 BROADCAST NETWORK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                               March 31,       June 30,
                                                                                    2002           2002
                                                                             -----------    -----------
ASSETS
CURRENT ASSETS                                                                        --             --
                                                                             -----------    -----------
     TOTAL ASSETS                                                                     --             --
                                                                             -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):                                       --             --

CURRENT LIABILITIES

     Accounts payable                                                                 --         32,400
     Notes payable                                                               500,000        500,000
                                                                             -----------    -----------
     Total current liabilities                                                   500,000        532,400

LONG TERM DEBT, NET OF CURRENT PORTION                                                --             --

COMMITMENTS AND CONTINGENCIES

     issued and outstanding, liquidation value $15,000                               826            826

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $.001 par value; authorized 5,000,000 shares Class C preferred stock no shares issued and outstanding
     Common stock, $.008 par value; authorized
         12,500,000 shares; 2,427,160 and 240,202
          shares issued and outstanding                                           53,817         53,817
     Capital in excess of par value                                           25,854,710     25,854,710
     Accumulated (deficit)                                                   (25,129,353)   (25,161,753)
     Stock held in escrow                                                       (280,000)      (280,000)
                                                                             -----------    -----------
                                                                                (500,000)      (532,400)
                                                                             -----------    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
                                                                             -----------    -----------
          EQUITY (DEFICIT)                                                            --             --
                                                                             -----------    -----------

               "See accompanying notes to financial statements."

                           F2 BROADCAST NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              For the  three months       For the  six months
                                              ended                       ended
                                                        March 31, 2002             June 30, 2002
REVENUE:                                                            --                         --

COSTS AND EXPENSES:                                                 --                         --
         Management and administrative fees                         --                     32,400
                                              ------------------------   ------------------------
NET INCOME (LOSS)                                                   --                     32,400

               "See accompanying notes to financial statements."

================================================================================
PER  SHARE  DATA:  Basic  and  Diluted
    Net  Income  (loss)  per  share,
    continuing operations, Basic and Diluted        $(.0014)

    Net  Income  (loss)  per  share,
    discontinued  operations                        $   Nil

    Gain  on  sale                                       --

    Net  Income  (loss)  per  common  share,
    Basic  and  Diluted                             $   Nil
================================================================================

WEIGHTED-AVERAGE  NUMBER  OF
SHARES  OUTSTANDING                              23,264,570

================================================================================
*Less than $.01 per share

F2 BROADCAST NETWORK INC.
Statements of Cash Flows (Unaudited)
For the three and six months ended March 31, 2002 and June 30, 2002


                                               Mar 31, 2002   June 30, 2002
OPERATING ACTIVITIES

Net (loss)                                     $         --   $     (32,400)
   Accrued liabilities                                   --          32,400
   NET CASH, (USED IN) OPERATING ACTIVITIES              --              --
INVESTING ACTIVITIES                                     --              --
FINANCING ACTIVITIES                                     --              --
NET CASH PROVIDED BY FINANCING ACTIVITIES                --              --
NET (DECREASE) IN CASH                                   --              --
================================================================================
CASH,BEGINNING OF YEAR                                   --              --

CASH, END OF YEAR                                        --              --

================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Interest paid                                     $    --        $     --
================================================================================
  Income taxes paid                                 $    --        $     --
================================================================================
Common stock and options and warrants
issued for services                                 $    --        $     --
================================================================================

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

Item 6: Exhibits and Reports on Form 8-K

        (A)Exhibits
             None

        (B)Reports on Form 8-K

      The Company filed an 8-K on April 10, 2002 reporting an Item 5 Other Event and Item 6 Resignation of Registrant's Directors disclosing the Company's appointments and resignations of officers and directors.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 21, 2005

                                     By:/s/ Ron Ratner
                                        --------------------------
                                     F2 Broadcast Network, Inc. Director,
                                     A. CEO, A. President, A.
                                     Secretary & A. Treasurer

                                     By:/s/ H. Sam Hyams
                                        --------------------------
                                     Strat Petroleum, Ltd.
                                     Director, President & CEO