Form 10QSB
period 2002-09-30
F2 BROADCAST NETWORK INC
filed 2005-11-23
CIK 803170

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2002
                                        ------------------

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

                                    2)Yes X

      (3) Registrant is a shell Company

                                    3) Yes* X

      * The Registrant has been a shell company since its fiscal year ended December 31, 2001.


Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Number of Shares Class Outstanding at September 30, 2002
Common stock, $.008 par value                   23,264,570 shares
Class A Preferred Stock, $.001 par value           825,930 shares
Class B Preferred Stock, $.001 par value                 0 shares

                           F2 BROADCAST NETWORK, INC.
                          FORM 10-QSB QUARTERLY REPORT
                                TABLE OF CONTENTS



PART  I  -  FINANCIAL  INFORMATION
   ITEM 1.  Financial  Statements

         Unaudited Balance Sheet as of September 30, 2002

         Unaudited Statements of Operations for the nine months ended September 30, 2002

         Unaudited Statements of Cash Flows for the nine months ended September 30, 2002

         Notes to Unaudited Financial Statements

   ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

   Items 1 through 6

         SIGNATURE

                   F2 BROADCAST NETWORK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                              JUNE 30,        SEPT 30,
                                                                                2002            2002
ASSETS
CURRENT ASSETS                                                                        --             --

                                                                             -----------    -----------
     TOTAL ASSETS                                                                     --             --
                                                                             -----------    -----------


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):                                       --             --

CURRENT LIABILITIES
     Accounts payable                                                             32,400         64,800
     Notes payable                                                               500,000        500,000
                                                                             -----------    -----------
     TOTAL CURRENT
LIABILITIES                                                                      532,400        564,800


LONG TERM DEBT, NET OF CURRENT PORTION                                                --             --

COMMITMENTS AND CONTINGENCIES

     issued and outstanding, liquidation value $15,000                               826            826

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $.001 par value; authorized 5,000,000 shares
        Class C preferred stock no shares issued and outstanding
     Common stock, $.008 par value; authorized
        12,500,000 shares; 2,427,160 and 240,202
         shares issued and
outstanding                                                                       53,817         53,817
     Capital in excess of par value                                           25,854,710     25,854,710
     Accumulated (deficit)                                                   (25,161,753)   (25,194,153)
     Stock held in escrow                                                       (280,000)      (280,000)
                                                                             -----------    -----------
                                                                                (532,400)      (564,800)
                                                                             -----------    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
                                                                             -----------    -----------
          EQUITY (DEFICIT)                                                            --             --
                                                                             -----------    -----------

               "SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS."

                           F2 BROADCAST NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              For the nine months   For the  six months
                                              ended                 ended
                                                    June 30, 2002         Sept 30, 2002
REVENUE:                                                       --                    --

COSTS AND EXPENSES:                                            --                    --
         Management and administrative fees                32,400                64,800

                                              -------------------   -------------------
NET INCOME (LOSS)                                          32,400                64,800

               "SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS."

================================================================================
PER  SHARE  DATA:  Basic  and  Diluted
    Net  Income  (loss)  per  share,
    continuing operations, Basic and Diluted        $    (.0028)

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

================================================================================
*Less than $.01 per share


F2 BROADCAST NETWORK INC.
Statements of Cash Flows (Unaudited)
For the six and nine months ended June 30, 2002 and Sept 30, 2002

                                              June 30, 2002    Sept 30, 2002
OPERATING ACTIVITIES

Net (loss)                                    $     (32,400)   $     (64,800)
   Accrued liabilities                               32,400           64,800
   NET CASH, (USED IN) OPERATING ACTIVITIES              --               --
INVESTING ACTIVITIES                                     --               --
FINANCING ACTIVITIES                                     --               --
NET CASH PROVIDED BY FINANCING ACTIVITIES                --               --
NET (DECREASE) IN CASH                                   --               --

================================================================================
CASH,BEGINNING OF YEAR                                   --               --

CASH, END OF YEAR                                        --               --
================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Interest paid                                     $    --         $     --
================================================================================
  Income taxes paid                                 $    --         $     --
================================================================================
Common stock and options and warrants
issued for services                                 $    --         $     --
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



 Dated: November 21, 2005


                                  By:/s/ Ron Ratner
                                  -------------------------
                                  F2 Broadcast Network, Inc.
                                  Director, A. CEO, A. President,
                                  A. Secretary & A. Treasurer


                                  By:/s/ H. Sam Hyams
                                  -------------------------
                                  Strat Petroleum, Ltd.
                                  Director, President & CEO