Form 10KSB
period 2002-12-31
F2 BROADCAST NETWORK INC
filed 2005-11-23
CIK 803170

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For Quarter Ended December 31, 2002          Commission File Number 0-15435
                      -------------                                    --------

                           F2 BROADCAST NETWORK, INC.
               (Exact name of Company as specified in its charter)

             NEVADA                                  13-1026995
           ----------                               ------------
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

Indicate by check whether the Company

      (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and

                               1) Yes |X|

      (2) has been subject to such filing requirements for the past 90 days.

                               2) Yes |X|

      (3) Registrant is a shell Company

                               3) Yes* |X|

* The Registrant was a shell company at the its fiscal year ended December 31, 2001.

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Number of Shares Class Outstanding at December 31, 2002
Common stock, $.008 par value                                  23,264,570 shares
Class A Preferred Stock, $.001 par value                          825,930 shares
Class B Preferred Stock, $.001 par value                                0 shares

                           F2 BROADCAST NETWORK, INC.
                          FORM 10-KSB QUARTERLY REPORT
                                TABLE OF CONTENTS


PART  I  -  FINANCIAL  INFORMATION
         ITEM  1.  Financial  Statements

         Unaudited Balance Sheet as of December 31, 2002

         Unaudited Statements of Operations for the twelve months ended December 31, 2002

         Unaudited Statements of Cash Flows for the twelve months ended December 31, 2002

         Notes to Unaudited Financial Statements

         ITEM  2.  Management's  Discussion  and  Analysis  of
         Financial  Condition  and  Results  of  Operations

PART II - OTHER INFORMATION

         Items 1 through 6

         SIGNATURE

                   F2 BROADCAST NETWORK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                            Sept 30,         Dec 31,
                                                                              2002             2002
ASSETS
CURRENT ASSETS                                                                  --               --
                                                                       -----------      -----------
     TOTAL ASSETS                                                               --               --
                                                                       -----------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):                                 --               --

CURRENT LIABILITIES

     Accounts payable                                                       64,800           97,200
     Notes payable                                                         500,000          500,000
                                                                       -----------      -----------
     Total current liabilities                                             564,800          597,200

LONG TERM DEBT, NET OF CURRENT PORTION                                          --               --

COMMITMENTS AND CONTINGENCIES

     issued and outstanding, liquidation value $15,000                         826              826

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $.001 par value; authorized 5,000,000 shares
      Class C preferred stock no shares issued and outstanding
     Common stock, $.008 par value; authorized
      12,500,000 shares; 2,427,160 and 240,202
      shares issued and outstanding                                         53,817           53,817
     Capital in excess of par value                                     25,854,710       25,854,710
     Accumulated (deficit)                                             (25,194,153)     (25,226,553)
     Stock held in escrow                                                 (280,000)        (280,000)
                                                                       -----------      -----------
                                                                          (564,800)        (597,200)
                                                                       -----------      -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY (DEFICIT)                                                      --               --
                                                                       -----------      -----------

"See accompanying notes to financial statements."

                           F2 BROADCAST NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                       For the  nine months       For the twelve months
                                                      ended                       ended
                                              Sept 30, 2002                Dec 31, 2002
REVENUE:                                                 --                          --

COSTS AND EXPENSES:                                      --                          --
    Management and administrative fees               64,800                      97,200
                                              -----------------------------------------
NET INCOME (LOSS)                                    64,800                      97,200

"See accompanying notes to financial statements."


================================================================================
PER  SHARE  DATA:  Basic  and  Diluted
    Net  Income  (loss)  per  share,
    continuing operations, Basic and Diluted           $Nil

    Net  Income  (loss)  per  share,
    discontinued  operations                           $Nil

    Gain  on  sale                                       --

    Net  Income  (loss)  per  common  share,
    Basic  and  Diluted                                $Nil
================================================================================

WEIGHTED-AVERAGE  NUMBER  OF
SHARES  OUTSTANDING                                               23,264,570

================================================================================
*Less than $.01 per share


F2 BROADCAST NETWORK INC.
Statements of Cash Flows (Unaudited)
For the nine and twelve months ended Sept 30, 2002 and Dec 31, 2002

                                               Sept 30, 2002    Dec 31, 2002
OPERATING ACTIVITIES

Net (loss)                                      $(64,800)         $(97,200)
   Accrued liabilities                            64,800            97,200
   NET CASH, (USED IN) OPERATING ACTIVITIES           --                --
INVESTING ACTIVITIES                                  --                --
FINANCING ACTIVITIES                                  --                --
NET CASH PROVIDED BY FINANCING ACTIVITIES             --                --
NET (DECREASE) IN CASH                                --                --
================================================================================
CASH,BEGINNING OF YEAR                                --                --

CASH, END OF YEAR                                     --                --
================================================================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Interest paid                                 $     --          $     --
================================================================================
  Income taxes paid                             $     --          $     --
================================================================================
Common stock and options and warrants
issued for services                             $     --          $     --
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

Item 6:           Exhibits and Reports on Form 8-K
                  (A)Exhibits
                             None
                  (B)Reports on Form 8-K
                             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act. of 1934, this report has been signed below by the following persons on behalf or the Company and in the capacities and on the dates indicated.

Dated: November 21, 2005

                                     By:/s/ Ron Ratner
                                        ----------------------------------------
                                            Ron Ratner
                                        F2 Broadcast Network, Inc. Director, A.
                                        CEO, A. President,
                                        A. Secretary & A. Treasurer


                                     By:/s/ H. Sam Hyams
                                        ----------------------------------------
                                            H. Sam Hyams
                                        Strat Petroleum, Ltd.
                                        Director, President & CEO