Form 10KSB
period 2003-12-31
F2 BROADCAST NETWORK INC
filed 2005-11-23
CIK 803170

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For Year Ended December 31, 2003 Commission File Number 0-15435
                  -------------                       --------

                          STRAT PETROLEUM (CANADA) LTD.
                          -----------------------------
           (Name of Small Business Issuer as Specified in its Charter)

                           F2 BROADCAST NETWORK, INC.
                         ------------------------------
       (Former Name of Small Business Issuer as Specified in its Charter)

             WYOMING                                     13-1026995
           ----------                                   ------------
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

         Company's telephone number, including area code (954) 802-6189

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

Number of Shares Class Outstanding at December 31, 2003
Common stock, $.008 par value                                  23,264,570 shares
Class A Preferred Stock, $.001 par value                          825,930 shares
Class B Preferred Stock, $.001 par value                                0 shares

                           F2 BROADCAST NETWORK, INC.
                          FORM 10-QSB QUARTERLY REPORT
                                TABLE OF CONTENTS

PART  I  -  FINANCIAL  INFORMATION
         ITEM  1.  Financial  Statements

         Unaudited Balance Sheet as of December 31, 2003

         Unaudited Statements of Operations for the year ended December 31, 2003

         Unaudited Statements of Cash Flows for the year ended December 31, 2003

         Notes to Unaudited Financial Statements

         ITEM  2.  Management's  Discussion  and  Analysis  of
         Financial  Condition  and  Results  of  Operations

PART II - OTHER INFORMATION

         Items 1 through 6

         SIGNATURE

                   F2 BROADCAST NETWORK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                         Sept 30,         Dec 31,
                                                                           2003             2003
ASSETS
CURRENT ASSETS                                                                  --               --
                                                                       -----------      -----------
     TOTAL ASSETS                                                               --               --
                                                                       -----------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):                                 --               --

CURRENT LIABILITIES
     Accounts payable                                                      194,400          226,800
     Notes payable                                                         500,000          500,000
                                                                       -----------      -----------
     Total Current Liabilities                                             694,400          726,800

LONG TERM DEBT, NET OF CURRENT PORTION                                          --               --

COMMITMENTS AND CONTINGENCIES

     issued and outstanding, liquidation value $15,000                         826              826

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $.001 par value; authorized 5,000,000 shares
        Class C preferred stock no shares issued and outstanding
     Common stock, $.008 par value; authorized
        12,500,000 shares; 2,427,160 and 240,202
           shares issued and outstanding                                    53,817           53,817
     Capital in excess of par value                                     25,854,710       25,854,710
     Accumulated (deficit)                                             (25,323,753)     (25,356,153)
     Stock held in escrow                                                 (280,000)        (280,000)
                                                                       -----------      -----------
                                                                          (694,400)        (726,800)
                                                                       -----------      -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
                                                                       -----------      -----------
          EQUITY (DEFICIT)                                                      --               --
                                                                       -----------      -----------

"See Accompanying Notes to Financial Statements."

                           F2 BROADCAST NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                  For the nine months ended   For the year ended
                                              Sept 30, 2003         Dec 31, 2003
REVENUE:                                                 --                  --

COSTS AND EXPENSES:                                      --                  --
    Management and administrative fees              194,400             226,800

                                                    -------             -------
NET INCOME (LOSS)                                   194,400             226,800

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

================================================================================
*Less than $.01 per share


F2 BROADCAST NETWORK INC.
Statements of Cash Flows (Unaudited)
For the nine and twelve months ended Sept 30, 2003 and Dec 31, 2003


                                                   Sept 30, 2003    Dec 31, 2003
OPERATING ACTIVITIES

Net (loss)                                          $(194,400)      $(226,800)
   Accrued liabilities                                194,400         226,800
   NET CASH, (USED IN) OPERATING ACTIVITIES                --              --
INVESTING ACTIVITIES                                       --              --
FINANCING ACTIVITIES                                       --              --
NET CASH PROVIDED BY FINANCING ACTIVITIES                  --              --
NET (DECREASE) IN CASH                                     --              --
================================================================================
CASH,BEGINNING OF YEAR                                     --              --

CASH, END OF YEAR                                          --              --
================================================================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Interest paid                                     $      --       $      --
================================================================================
  Income taxes paid                                 $      --       $      --
================================================================================
Common stock and options and warrants
issued for services                                 $      --       $      --
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