Form 10QSB
period 2003-09-30
F2 BROADCAST NETWORK INC
filed 2005-12-02
CIK 803170

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended September 30, 2003 Commission File Number 0-15435

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

Number of Shares Class Outstanding at September 30, 2003
Common stock, $.008 par value 23,264,570 shares
Class A Preferred Stock, $.001 par value 825,930 shares
Class B Preferred Stock, $.001 par value 0 shares

                           F2 BROADCAST NETWORK, INC.
                         FORM 10-QSB QUARTERLY REPORT
                                TABLE OF CONTENTS

PART  I  -  FINANCIAL  INFORMATION

            ITEM  1.  Financial  Statements

            Unaudited Balance Sheet as of September 30, 2003

            Unaudited Statements of Operations for the nine months ended September 30, 2003

            Unaudited Statements of Cash Flows for the nine months ended September 30, 2003

            Notes to Unaudited Financial Statements

            ITEM  2.  Management's  Discussion  and  Analysis  of

            Financial  Condition  and  Results  of  Operations

PART II  -  OTHER INFORMATION

            Items 1 through 6

            SIGNATURE

                   F2 BROADCAST NETWORK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                               June 30,       Sept 30,
                                                                                 2003          2003
ASSETS
CURRENT ASSETS                                                                      --             --
                                                                             -----------    -----------
     TOTAL ASSETS                                                                   --             --
                                                                             -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):                                     --             --

CURRENT LIABILITIES
     Accounts payable                                                            162,000        194,400
     Notes payable                                                               500,000        500,000
                                                                             -----------    -----------
     Total current
liabilities                                                                      662,000        694,400

LONG TERM DEBT, NET OF CURRENT PORTION                                              --             --

COMMITMENTS AND CONTINGENCIES

     issued and outstanding, liquidation value $15,000                               826            826

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $.001 par value; authorized 5,000,000 shares Class C preferred stock no shares issued and outstanding
     Common stock, $.008 par value; authorized
         12,500,000 shares; 2,427,160 and 240,202
           shares issued and
outstanding                                                                       53,817         53,817
     Capital in excess of par value                                           25,854,710     25,854,710
     Accumulated (deficit)                                                   (26,291,353)   (26,323,753)
     Stock held in escrow                                                       (280,000)      (280,000)
                                                                             -----------    -----------
                                                                                (662,000)      (694,400)
                                                                             -----------    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
                                                                             -----------    -----------
          EQUITY (DEFICIT)                                                          --             --
                                                                             -----------    -----------

"See accompanying notes to financial statements."

                           F2 BROADCAST NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      For the six months  For the nine months
                                                                   ended                ended

                                                           June 30, 2003        Sept 30, 2003
REVENUE:                                                               -                    -

COSTS AND EXPENSES:                                                    -                    -
         Management and administrative fees                       64,800               97,200

                                                      ----------------------------------------
NET INCOME (LOSS)                                                 64,800               97,200

"See  accompanying  notes  to  financial  statements."


=======================================================================
PER  SHARE  DATA:  Basic  and  Diluted
    Net  Income  (loss)  per  share,
    continuing operations, Basic and Diluted        $(0.0042)

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

=======================================================================
*Less than $.01 per share


F2 BROADCAST NETWORK INC.
Statements of Cash Flows (Unaudited)
For the six and nine months ended June 30, 2003 and Sept 30, 2003

                                                 June 30, 2003            Sept 30, 2003
OPERATING ACTIVITIES
Net (loss)                                          $(64,800)              $(97,200)
   Accrued liabilities                                64,800                 97,200
   NET CASH, (USED IN) OPERATING ACTIVITIES             -                        -
INVESTING ACTIVITIES                                    -                        -
FINANCING ACTIVITIES                                    -                        -
NET CASH PROVIDED BY FINANCING ACTIVITIES               -                        -
NET (DECREASE) IN CASH                                  -                        -
=======================================================================================
CASH,BEGINNING OF YEAR                                  -                        -

CASH, END OF YEAR                                       -                        -
=======================================================================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Interest paid                                     $   -                  $     -
=======================================================================================
  Income taxes paid                                 $   -                  $     -
=======================================================================================
Common stock and options and warrants
issued for services                                 $   -                  $     -
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