Form 10KSB/A
period 2003-12-31
F2 BROADCAST NETWORK INC
filed 2005-12-02
CIK 803170

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB/A


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


PART II - OTHER INFORMATION

          Items 1 through 6

          SIGNATURE

                   F2 BROADCAST NETWORK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                              Sept 30,        Dec 31,
                                                                                2003           2003
ASSETS
CURRENT ASSETS                                                                      --             --
                                                                             -----------    -----------
     TOTAL ASSETS                                                                   --             --
                                                                             -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):                                     --             --

CURRENT LIABILITIES
     Accounts payable                                                            194,400        216,000
     Notes payable                                                               500,000        500,000
                                                                             -----------    -----------
     Total current
liabilities                                                                      694,400        716,000


LONG TERM DEBT, NET OF CURRENT PORTION                                              --             --

COMMITMENTS AND CONTINGENCIES

     issued and outstanding, liquidation value $15,000                               826            826

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $.001 par value; authorized 5,000,000 shares Class C preferred stock no shares issued and outstanding
     Common stock, $.008 par value; authorized
         12,500,000 shares; 2,427,160 and 240,202
           shares issued and outstanding                                          53,817         53,817
     Capital in excess of par value                                           25,854,710     25,854,710
     Accumulated (deficit)                                                   (26,323,753)   (26,345,353)
     Stock held in escrow                                                       (280,000)      (280,000)
                                                                             -----------    -----------

                                                                                (694,400)      (716,000)
                                                                             -----------    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
                                                                             -----------    -----------

          EQUITY (DEFICIT)                                                          --             --
                                                                             -----------    -----------

"See accompanying notes to financial statements."

                           F2 BROADCAST NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        For the nine months ended  For the year ended

                                                                    Sept 30, 2003        Dec 31, 2003
REVENUE:                                                                        -                   -
COSTS AND EXPENSES:                                                             -                   -
         Management and administrative fees                                97,200             118,800
                                                        ----------------------------------------------
NET INCOME (LOSS)                                                          97,200             118,800

"See  accompanying  notes  to  financial  statements."


=======================================================================
PER  SHARE  DATA:  Basic  and  Diluted
    Net  Income  (loss)  per  share,
    continuing operations, Basic and Diluted        $ Nil

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

=======================================================================
*Less than $.01 per share


F2 BROADCAST NETWORK INC.
Statements of Cash Flows (Unaudited)
For the nine and twelve months ended Sept 30, 2003 and Dec 31, 2003

                                                   Sept 30, 2003          Dec 31, 2003
OPERATING ACTIVITIES
Net (loss)                                          $ (97,200)            $ (118,800)
   Accrued liabilities                                 97,200                118,800
   NET CASH, (USED IN) OPERATING ACTIVITIES             -                        -
INVESTING ACTIVITIES                                    -                        -
FINANCING ACTIVITIES                                    -                        -
NET CASH PROVIDED BY FINANCING ACTIVITIES               -                        -
NET (DECREASE) IN CASH                                  -                        -
=========================================================================================
CASH,BEGINNING OF YEAR                                  -                        -

CASH, END OF YEAR                                       -                        -
=========================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Interest paid                                     $   -                 $      -
=========================================================================================
  Income taxes paid                                 $   -                 $      -
=========================================================================================
Common stock and options and warrants
issued for services                                 $   -                 $      -
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

Dated: November 21, 2005



                                   By:/s/ Ron Ratner
                                      -----------------------------------
                                   F2 Broadcast Network, Inc. Director, A.
                                   CEO, A. President, A.
                                   Secretary & A. Treasurer



                                   By:/s/ H. Sam Hyams
                                      -----------------------------------
                                   Strat Petroleum, Ltd.
                                   Director, President & CEO