Form 10QSB
period 2004-03-31
F2 BROADCAST NETWORK INC
filed 2005-12-02
CIK 803170

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended March 31, 2004 Commission File Number 0-15435

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

Number of Shares Class Outstanding at March 31, 2004 Common stock, $.008 par value 23,264,570 shares Class A Preferred Stock, $.001 par value 825,930 shares Class B Preferred Stock, $.001 par value 0 shares

                           F2 BROADCAST NETWORK, INC.
                         FORM 10-QSB QUARTERLY REPORT
                                TABLE OF CONTENTS



PART  I  -  FINANCIAL  INFORMATION

         ITEM  1.  Financial  Statements

         Unaudited Balance Sheet as of March 31, 2004

         Unaudited Statements of Operations for the three months ended March 31, 2004

         Unaudited Statements of Cash Flows for the three months ended March 31, 2004

         Notes to Unaudited Financial Statements

         ITEM  2.  Management's  Discussion  and  Analysis  of

         Financial  Condition  and  Results  of  Operations

PART II - OTHER INFORMATION

         Items 1 through 6

         SIGNATURE

                   F2 BROADCAST NETWORK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                Dec 31,       March 31,
                                                                                 2003          2004
ASSETS
CURRENT ASSETS                                                                      --             --
                                                                             -----------    -----------

     TOTAL ASSETS                                                                   --             --
                                                                             -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):                                     --             --

CURRENT LIABILITIES
     Accounts payable                                                            216,000        216,000
     Notes payable                                                               500,000        500,000
                                                                             -----------    -----------
     Total current liabilities                                                   716,000        716,000

LONG TERM DEBT, NET OF CURRENT PORTION                                              --             --

COMMITMENTS AND CONTINGENCIES

     issued and outstanding, liquidation value $15,000                               826            826

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $.001 par value; authorized 5,000,000 shares Class C preferred stock no shares issued and outstanding
     Common stock, $.008 par value; authorized
         12,500,000 shares; 2,427,160 and 240,202
           shares issued and outstanding                                          53,817         53,817
     Capital in excess of par value                                           25,854,710     25,854,710
     Accumulated (deficit)                                                   (26,345,353)   (26,345,353)
     Stock held in escrow                                                       (280,000)      (280,000)
                                                                             -----------    -----------
                                                                                (716,000)      (716,000)
                                                                             -----------    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
                                                                             -----------    -----------
          EQUITY (DEFICIT)                                                          --             --
                                                                             -----------    -----------

"See accompanying notes to financial statements."

                           F2 BROADCAST NETWORK, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       For the year ended   For the three months ended
                                                             Dec 31, 2003               March 31, 2004
REVENUE:                                                                -                            -
COSTS AND EXPENSES:                                                     -                            -
         Management and administrative fees                       118,800                            -

                                                      -------------------------------------------------
NET INCOME (LOSS)                                                 118,800                            -

"See  accompanying  notes  to  financial  statements."


=======================================================================
PER  SHARE  DATA:  Basic  and  Diluted
    Net  Income  (loss)  per  share,
    continuing operations, Basic and Diluted        $ Nil

    Net  Income  (loss)  per  share,
    discontinued  operations                        $ Nil

    Gain  on  sale                                      -

    Net  Income  (loss)  per  common  share,
    Basic  and  Dilut                               $ Nil
=======================================================================
WEIGHTED-AVERAGE  NUMBER  OF
SHARES  OUTSTANDING                                       23,264,570
=======================================================================
*Less than $.01 per share


F2 BROADCAST NETWORK INC.
Statements of Cash Flows (Unaudited)
For the year and three months ended Dec 31, 2003 and March 31, 2004


                                                   Dec 31, 2003          March 31, 2004
OPERATING ACTIVITIES
Net (loss)                                          $(118,800)            $     Nil
   Accrued liabilities                                118,800                    -
   NET CASH, (USED IN) OPERATING ACTIVITIES             -                        -
INVESTING ACTIVITIES                                    -                        -
FINANCING ACTIVITIES                                    -                        -
NET CASH PROVIDED BY FINANCING ACTIVITIES               -                        -
NET (DECREASE) IN CASH                                  -                        -
=========================================================================================
CASH,BEGINNING OF YEAR                                  -                        -

CASH, END OF YEAR                                       -                        -
=========================================================================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Interest paid                                     $   -                 $      -
=========================================================================================
  Income taxes paid                                 $   -                 $      -
=========================================================================================
Common stock and options and warrants
issued for services                                 $   -                 $      -
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