Form 10KSB
period 2004-06-30
F2 BROADCAST NETWORK INC
filed 2005-12-02
CIK 803170

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

                                June 30, 2004

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

Title of Class
Number of Shares Class Outstanding at June 30, 2004
Common stock, $.008 par value               949,800 shares
Class A Preferred Stock, $.001 par value    825,930 shares
Class B Preferred Stock, $.001 par value          0 shares

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      No   x

Check if there are no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $Nil. As of June 30, 2004, there were 949,800 shares of common stock (the Registrant's only class of voting stock) outstanding. The aggregate market value of the 949,800 shares of common stock of the Registrant held by nonaffiliates* on June 30, 2004 was approximately $570.00 (based on the mean of the closing bid and asked prices).

Documents incorporated by reference:  None

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of the issuer's Common Stock as of June 30, 2004 was 949,800.

Transitional Small Business Disclosure Format (check one):

Yes     No  X

Indicate by check mark whether the Registrant is a shell company
Yes X   No
   ---     ---

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

Item 9       Directors, Executive Officers, Promoters and Control Persons

Item 10      Executive Compensation

Item 11      Security Ownership of Certain Beneficial Owners And Management

Item 12      Certain Relationships and Related Transactions

PART IV

Item 13      Reports on Form 8K

Item 14      Exhibits

PART I

Item 1.           Description of Business

            Although the following report is to report the results and other information about F2 Broadcast Network, Inc. for the period ended June 30, 2004, several significant events have taken place between the reporting date and the current filing date of November 30, 2005, that shareholders and potential investors should be aware of.

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

            As of December 31, 2001 the Company had a one executive, Mr. Howard Stern, who was replaced in April 2002 with new President & CEO, Mr. Ron Ratner.

           On November 20, 2003, Ms. Jennifer Merhib was appointed as a Director on the Board of Directors, solely and unconditionally authorized to act on behalf of F2 Broadcast Inc., and was duly elected as the President, Chief Executive Officer & Chairman and Secretary of the Company.

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


Item 3. Legal Proceedings

            The Company knows to the best of its knowledge of no litigation pending, threatened, or contemplated, or unsatisfied judgments against it, or any proceedings of which the Company or any of its subsidiaries is a party.


Item 4. Submission of Matters to a Vote of Security Holders

            None

PART II

Item 5. Market for our Common Equity and Related Stockholder Matters

            2004          2003          2002            2001            2000
High        $0.026        $0.052        $0.078          $5.440     $5,262.00
Low         $0.00152      $0.00162      $0.00162        $0.025     $   24.70


         On June 9, 2004, Ms. Jennifer Merhib, as sole Director on the Board of F2 Broadcast Inc. adopted a resolution to amend the articles of incorporation to provide capital structure of (1,500,000,000) one billion five hundred million (1,500,000,000) shares, with 1,450,000,000 common shares without par value and 50,000,000 serial preferred shares without par value.

            On June 8th 2004, the Board of Directors passed a resolution to effect a reverse stock split of its common stock of one (1) new common share of stock for each twenty-five (25) old common shares of its common stock.

            No dividends were paid during the fiscal year December 31, 2001, however; common shares in the amount of 23,264,570 for a total value of ($2,810,422) were issued to officers, directors and consultants for services rendered. Due to destruction of the records held in storage by the auditors, by a fire, the details of the stock issuance are not available.

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


NOTE  B  -  STOCKHOLDERS'  EQUITY

         On July 12, 2004, by Acquisition Agreement and Plan of Merger, among Strat Petroleum, Ltd. and five individual shareholders of an aggregate of 200,000,000 Inese shares, constituting all its issued and outstanding shares, Strat Petroleum, Ltd. acquired all such Inese Ltd. shares in exchange for 697,000,000 Strat Petroleum, Ltd. shares. In addition $500,000 in Strat Petroleum, Ltd. Notes Payable were converted into 379,000,000 Strat Petroleum, Ltd. shares.

         On July 8, 2004, Ms. Jennifer Merhib, as sole Director on the Board of Strat Petroleum, Ltd. declared and authorized the issue of six hundred and ninety-seven million (697,000,000) Common Shares, to be issued to the shareholders of Inese Ltd. for all the outstanding shares held. Ms. Merhib, also authorized the issue of fifty six million five hundred thousand shares (56,500,000) to First Summit Financial Group Corp. and its principals for consulting services effecting the acquisition Inese Ltd.

         On July 8, 2004, Ms. Jennifer Merhib, as sole Director on the Board of Strat Petroleum, Ltd. declared and authorized the issue of three hundred and seventy-nine million (379,000,000) Common Shares, to five individuals upon conversion of the Notes Payable.

         The Board of Directors of Strat Petroleum, Ltd. agreed to change the year end of the Corporation from December 31, to June 30, effective the most current year end being June 30, 2004, to reflect the change in control of the Company and new direction management plans to take it.

         On June 23, 2004, F2 Broadcast Network, Inc. applied for a Certificate of Amendment to its Articles of Incorporation to change its name to Strat Petroleum, Ltd., which was duly approved.

         On June 9, 2004, Ms. Jennifer Merhib, as sole Director on the Board of F2 Broadcast Inc. adopted a resolution to amend the articles of incorporation to provide capital structure of (1,500,000,000) one billion five hundred million (1,500,000,000) shares, with 1,450,000,000 common shares without par value and 50,000,000 serial preferred shares without par value.

         On June 8th 2004, the Board of Directors passed a resolution to effect a reverse stock split of its common stock of one (1) new common share of stock for each twenty-five (25) old common shares of its common stock.

         On June 2, 2004, F2 Broadcast Network, Inc. entered into a letter of intent acquire Inese Ltd. an Ontario corporation in exchange for shares equating to 60-2/3% of its outstanding capital stock, with F2 Broadcast continuing to exist, but changing its name to Strat Petroleum, Ltd.

         During the twelve months ending December 31 2001, the Company issued 23,264,570 shares of common stock for consulting services and employee compensation valued at approximately $2,810,422.

         Effective May 31, 2001 the Company affected a 200 for 1 reverse stock split. All amounts herein have been retroactively restated to give effect to such reverse.

No options were granted during the fiscal year ending June 30, 2004.

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

         o   investment in oil and gas fields;
         o   partnering to provide drilling and servicing to oil companies
         o establishing a trading company for the sale of crude and refined products through a subsidiary based in Europe;
         o   acquiring a 50% interest in establishing a new small oil refinery;

To achieve the growth objectives, the Company intends to follow an aggressive acquisition and sales strategy and pursue the best financing alternative for each opportunity in order to realize early returns on investment. Strat's aim is to be selective in securing those opportunities that have the lowest risk while diversifying sources of revenue through sale of crude oil and refined products.

     The accompanying unaudited consolidated financial statements have been prepared on the basis of all operation ceasing as of December 31, 2001, but reflecting any current obligations of the Company. We are unable to provide audited financial statements at this time.

            The attached financial statements have been prepared based on knowledge of events subsequent to the year ended June 30, 2004, i.e. based on the understanding of all the facts and events occurring between the year end and the date of filing, November 30, 2005.

Fiscal 2004 as Compared to Fiscal 2003
No activity occurred during the period to provide relevant comparative analysis.


NOTES PAYABLE AND LONG TERM DEBT:

            Of the $726,800 in Notes Payable, $216,000 represents management fees payable to the previous President and CEO of the Company, Ron Ratner, which was converted into a Note Payable on his resignation. Mr. Ratner was actively seeking a merger / acquisition or a suitable project for the Company, during his tenure, from April 2002 until November 2003. His search resulted in the successful reverse merger of Inese Ltd. with F2 Broadcast Network, Inc. which was renamed Strat Petroleum, Ltd. This $216,000 is still outstanding and arrangements are to be made for its conversion into Common Shares of Strat Petroleum.

Prior to the reverse merger, on July 8th $500,000 in Notes Payable were settled with common stock of the Company, without restrictive legend to the holders of the Notes Payable, by conversion into three hundred and seventy-nine million (379,000,000) Common Shares.

MANAGEMENT AND ADMINISTRATIVE FEES PAID TO AFFILIATE: As of December 31, 2001, F2 Broadcast Network, Inc. ceased operations. Since then, the Company existed as a shell with no assets, liabilities or expenses other than management fees of $10,800 monthly to the President and CEO of the Company who was actively seeking a merger / acquisition or a suitable project for the Company.


Item 7.  Financial Statements

STRAT PETROLEUM, INC. AND SUBSIDIARIES
F2 BROADCAST NETWORK, INC.  AND SUBSIDIARIES
Index to Consolidated Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Cash Flows


Notes to Consolidated Financial Statements

The Company is submitting unaudited financial statements for the period ended June 30, 2004 as the Company was inactive except for management seeking a merger, acquisition or a suitable project for the Company.

The Company also submitted unaudited financial statements for the previous year ends as the Company was inactive except for management seeking a merger, acquisition or a suitable project for the Company. As of December 31, 2001, F2 Broadcast Network, Inc. ceased operations thereby not incurring additional expenses or further deteriorating finances.

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

                     STRAT PETROLEUM, LTD. AND SUBSIDIARIES
                (fka F2 BROADCAST NETWORK, INC. AND SUBSIDIARIES)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                             F2 Broadcast   F2 Broadcast
                                                                                  Dec 31,       June 30,
                                                                                     2003           2004
ASSETS
CURRENT ASSETS                                                                       --             --

                                                                              -----------    -----------

     TOTAL ASSETS                                                                    --             --
                                                                              -----------    -----------


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):                                      --             --

CURRENT LIABILITIES
     Accounts payable                                                             216,000           --
     Notes payable                                                                500,000        716,000
                                                                              -----------    -----------
     Total current liabilities                                                    716,000        716,000

LONG TERM DEBT, NET OF CURRENT PORTION                                               --             --

COMMITMENTS AND CONTINGENCIES

     issued and outstanding, liquidation value $15,000                                826            826

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $.001 par value; authorized 50,000,000 shares Class C preferred stock no shares issued and outstanding
     Common stock, $.008 par value; authorized
        1,450,000,000 shares; 949,800
           shares issued and outstanding                                           53,817         53,817
     Capital in excess of par value                                            25,854,710     25,854,710
     Accumulated (deficit)                                                    (26,345,353)   (26,345,353)
     Stock held in escrow                                                        (280,000)      (280,000)
                                                                              -----------    -----------
                                                                                 (716,000)      (716,000)
                                                                              -----------    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
                                                                              -----------    -----------
          EQUITY (DEFICIT)                                                           --             --
                                                                              -----------    -----------

"See accompanying notes to financial statements."

                              STRAT PETROLEUM, LTD.
                        (fka F2 BROADCAST NETWORK, INC.)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   F2 BROADCAST          F2 BROADCAST
                                                            For the year ending   For the year ending
                                                                   Dec 31, 2003         June 30, 2004

REVENUE:                                                                      -                     -
COSTS AND EXPENSES:                                                           -                     -
         Management and administrative fees                             118,800                     -
                                                            ------------------------------------------
NET INCOME (LOSS)                                                       118,800                     -

"See  accompanying  notes  to  financial  statements."

STRAT PETROLEUM, LTD. AND SUBSIDIARIES
(fka F2 BROADCAST NETWORK INC. AND SUBSIDIARIES)
Consolidated Statements of Changes In Stockholders' Equity (Deficit) For the Years Ended December 31, 2003 and June 30, 2004


                              Class B              Class C                                 Capital In                   Stock
                            Preferred Stock     Preferred Stock        Common Stock        Excess of     Accumulated    Held In
                        ----------------------------------------------------------------
                         Shares     Amount     Shares     Amount     Shares     Amount     Par Value     (Deficit)      Escrow
                         ------     ------     ------     ------     ------     ------     ---------     -----------    --------
BALANCES,
JANUARY 1, 2003             -      $  -          -       $  -      23,744,974  $1,906,753  24,847,424   $(26,226,553)  $(280,000)
Effect of stock reverse
June 8, 2004 25 to 1                                              (22,795,174)
Revised opening balance
---------------------------------------------------------------------------------------------------------------------------------

Common stock issued for
   Cash, net of offering
    costs
   Cash, option and
    warrant exercises
   Consulting services
    and compensation
Preferred stock conversion
Common stock options and
      warrants issued
Net (loss)                                                                                                  (118,800)
---------------------------------------------------------------------------------------------------------------------------------
BALANCES
DECEMBER 31, 2001           -         -          -          -         949,800  $1,906,753  24,847,424   $(26,345,353)  $(280,000)
=================================================================================================================================

                                                 Deferred
                                               Compensation        Total
BALANCES,
JANUARY 1, 2003                                     -            $(597,200)
- -------------------------------------------------------------------------
Common stock issued for
   Cash, net of offering costs
   Cash, option and warrant exercises
   Consulting services and compensation
   Adjustment amount
Preferred stock conversion                                              -
Common stock options and
      warrants issued
Net (loss)                                                        (118,800)
- -------------------------------------------------------------------------
BALANCES
DECEMBER 31, 2003                                                $(716,000)

Common stock issued for
   Cash, net of offering costs
   Consulting services and compensation
   As security for note payable                                         -
Common stock options and
      warrants issued
Adjustment for reconciliation
Net (loss)                                                              -
---------------------------------------------------------------------------
BALANCES
JUNE 30, 2004                                      $-            $ 716,000)
===========================================================================


"See accompanying notes to consolidated financial statements."

F2 BROADCAST NETWORK INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited for 2004)
For the Years Ended December 31, 2003 and June 30, 2004

                                             Dec. 31, 2003   June 30, 2004
OPERATING ACTIVITIES

Net (loss)                                    $(118,800)     $      -
   Accrued liabilities                          118,800             -
   NET CASH, (USED IN) OPERATING ACTIVITIES       -                 -
INVESTING ACTIVITIES                              -                 -
FINANCING ACTIVITIES                              -                 -
NET CASH PROVIDED BY FINANCING ACTIVITIES         -                 -
NET (DECREASE) IN CASH                            -                 -
============================================================================
CASH,BEGINNING OF YEAR                            -                 -

CASH, END OF YEAR                                 -                 -
============================================================================


"See accompanying notes to consolidated financial statements."


F2 BROADCAST NETWORK INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE A:  NATURE OF BUSINESS AND GOING CONCERN
         SUBSEQUENT EVENTS

         On July 12, 2004, Ms. Jennifer Merhib resigned as the President and sole Director of F2 Broadcast Network Inc. In her letter of resignation, Ms. Jennifer Merhib did not indicate a disagreement with the Registrant on any matter relating to the Registrant's operations, policies or practices, or give a reason for her resignation, or request that any reason be disclosed.

         On July 12, 2004, Mr. Sam Hyams was appointed as sole Director on the Board of Directors, solely and unconditionally authorized to act on behalf of Strat Petroleum, Ltd. then the two directors duly elected Mr. Hyams as President, Chief Executive Officer, Chairman and Secretary of the Company.

         On July 12, 2004, by Acquisition Agreement and Plan of Merger, among Strat Petroleum, Ltd. and five individual shareholders of an aggregate of 200,000,000 Inese shares, constituting all its issued and outstanding shares, Strat Petroleum, Ltd. acquired all such Inese Ltd. shares in exchange for 697,000,000 Strat Petroleum, Ltd. shares. In addition $500,000 in Notes Payable were converted into 379,000,000 common shares of the Company.

         On July 8, 2004, Ms. Jennifer Merhib, as sole Director on the Board of Strat Petroleum, Ltd. declared and authorized the issue of six hundred and ninety-seven million (697,000,000) Common Shares, to be issued to the shareholders of Inese Ltd. for all the outstanding shares held. Ms. Merhib, also authorized the issue of fifty six million five hundred thousand shares (56,500,000) to First Summit Financial Group Corp. and its principals for consulting services effecting the acquisition Inese Ltd.

         On July 8, 2004, Ms. Jennifer Merhib, as sole Director on the Board of Strat Petroleum, Ltd. declared and authorized the issue of three hundred and seventy-nine million (379,000,000) Common Shares, to five individuals upon conversion of the Notes Payable.

         The Board of Directors of Strat Petroleum, Ltd. agreed to change the year end of the Corporation from December 31, to June 30, effective the most current year end being June 30, 2004, to reflect the change in control of the Company and new direction management plans to take it.

         On June 23, 2004, F2 Broadcast Network, Inc. applied for a Certificate of Amendment to its Articles of Incorporation to change its name to Strat Petroleum, Ltd., which was duly approved.

         On June 9, 2004, Ms. Jennifer Merhib, as sole Director on the Board of F2 Broadcast Inc. adopted a resolution to amend the articles of incorporation to provide capital structure of (1,500,000,000) one billion five hundred million (1,500,000,000) shares, with 1,450,000,000 common shares without par value and 50,000,000 serial preferred shares without par value.

         On June 8th 2004, the Board of Directors passed a resolution to effect a reverse stock split of its common stock of one (1) new common share of stock for each twenty-five (25) old common shares of its common stock.

         On June 2, 2004, F2 Broadcast Network, Inc. entered into a letter of intent acquire Inese Ltd. an Ontario corporation in exchange for shares equating to 60-2/3% of its outstanding capital stock, with F2 Broadcast continuing to exist, but changing its name to Strat Petroleum, Ltd.

         As of December 31, 2001, F2 Broadcast Network, Inc. ceased operations thereby not incurring additional expenses or further deteriorating finances. Since it had no funds available or ability to raise any additional funds as no new business opportunity was secured, management decided that it could no longer compete or turn around its existing business. Thus, the Company is no longer a going concern.

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

NOTE B  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Share

         Nil, as the Company's President & CEO who was being compensated $10,800 per month as management fees resigned in November 2003, and no new management fee compensation was put in place.

         The Company incurred a net loss of $(.005) per share for the period ended December 31, 2003.

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

NOTE C DISCONTINUED OPERATIONS

The Company closed its doors and ceased operations as of December 31, 2001. In light of this event the then newly appointed President & CEO, coordinated the winding up of all activities, i.e. settlement of debts, collections of any receivables possible, and general management of operations.

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

NOTE E  STOCKHOLDERS' EQUITY DEFICIT

Common Stock
Shares issued and outstanding as of June 30, 2004 were 949,800. Shares authorized were 1,450,000,000.

Preferred Stock
Class A Shares issued and outstanding as of June 30, 2004 were 825,930, at a par value $.001.
Class A Shares authorized were 50,000,000.
Class B Shares authorized were 2,500,000.
Class C Shares authorized were 2,500,000.

Common Stock Options

At the end of fiscal 2004, no stock options were issued or exercised as the Company was winding up operations.

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

NOTE I   LITIGATION

         The Company knows to the best of its knowledge of no litigation pending, threatened, or contemplated, or unsatisfied judgments against it, or any proceedings of which the Company or any of its subsidiaries is a party. The company knows to the best of its knowledge of no other legal actions pending or threatened, or judgment entered against any of its officers or directors or any of its subsidiaries in their capacities as such.

Item  8.  Changes  in and  Disagreements  with  Accountants  on
          Accounting  and Financial  Disclosure

          Not Applicable.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons

          Information concerning the Directors and Executive Officers of the Company is as follows:

RON RATNER     64     President & CEO              Appointed subsequent to
                          Director                 year ended Dec. 31, 2001


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


Item 11. Security Ownership of Certain Beneficial Owners and Management
                       None


Compliance with Section 16(a) Beneficial Ownership Reporting Compliance
                       None


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

PART IV

Item 13. Reports on Form 8-K

                 None

Item 14. Exhibits

         14.1    Letter of Resignation from Ms. Jennifer Merhib

         14.2    Letter of appointment Of Mr. Sam Hyams as Director

         14.3 Letter of appointment Of Mr. Sam Hyams as President, Chief Executive Officer & Chairman and Secretary

         14.4 Resolution by the Board of Directors to Issue three hundred and seventy- nine million (379,000,000) Common Shares.

         14.5 Resolution by the Board of Directors to Issue six hundred and ninety- seven million (697,000,000) Common Shares.

         14.6 Resolution by the Board of Directors to Issue fifty six million five Hundred thousand shares (56,700,000) Common Shares.

         14.7 F2 Broadcast Network, Inc. reverse stock split of 25 old shares for one new share.

         14.8 Resolution by the Board of Directors to change the year end of the Corporation from December 31, to June 30, effective the year ended June 30, 2004.

         14.9 Resolution by the Board of Directors to change the Authorized Capital of the Corporation to 1,500,000,000 shares comprised of 1,450,000,000 shares of Common Stock without par value, and 50,000,000 Preferred Stock without par value.

         14.10 Agreement Transferring Control of F2 Broadcast Network, Inc. to the shareholders of Inese Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Dated: November 30, 2005



                                                  By:/s/ Ron Ratner
                                                     ---------------------------
                                                  F2 Broadcast Network, Inc.
                                                  Authorized signing officer




                                                  By:/s/ H. Sam Hyams
                                                     ---------------------------
                                                  Strat Petroleum, Ltd.
                                                  Director, President & CEO

                                   RESIGNATION


      I, Jennifer Merhib, a member of the Board of Directors and Officer of Strat Petroleum, LTD., a Wyoming Corporation, hereby tender and submit my resignation as a member of the Board of Directors and as Sole President, and Director of the above named Corporation, and all subsidiaries of said corporation, such resignation to be effective the 12th day of July 2004.


      DATED at Pembroke Pines Florida, this 12th day of July 2004.


                                                     /s/ Jennifer Merhib
                                                  ---------------------------
                                                  Jennifer Merhib


                                 ACKNOWLEGMENT


State of Florida
                 }SS:
                 }

      0n this_______day of July, 2004, personally appeared before me, a Notary Public, Jennifer Mcrhib, proven to me to be the person described in and who executed the foregoing instrument, who did acknowledge to me that she executed the same freely and voluntarily and for the uses and purposes therein mentioned.

      Witness my hand and official seal.
      Notary Public

                        STRAT PETROLEUM, LTD, (a Wyoming
                                  corporation)

                          ACTION IN WRITING BY DIRECTOR


      The undersigned sole Director of STRAT PETROLEUM, LTD., hereby adopts the following resolution without; a meeting pursuant to the Wyoming Business Corporation Act, to wit:

      RESOLVED, that H. Sam Hyams is hereby appointed 10 till the position of Director on the Board of Directors of Strat Petroleum, Ltd,

      RESOLVED FURTHER, that H. Sam Hyams is hereby solely and unconditionally authorized to act on behalf of Strat Petroleum. Ltd, and is hereby specifically authorized to pursue the Board's goal to merge Strat Petroleum, Ltd. with a profitable growth company, while concurrently therewith seeking qualified individuals willing to serve on the Board of Directors of Strat Petroleum, Ltd.; and

      BE IT FURTHER RESOLVED, that 11 Sam Hyams shall be and he is hereby solely and unconditionally authorized to do any and all things necessary to manage the business and affairs of the corporation, including but not limited to the power to compromise, abandon, arbitrate, defend, enforce, and settle claims of or against the corporation, and to execute and deliver any and all instruments on behalf of said corporation in connection with the aforementioned goal in particular and the business and affairs of Strat Petroleum, Ltd, in general.

      Signed this 12th day July 2004

                                                  Director

                                                     /s/ Jennifer Merhib
                                                  ---------------------------
                                                  Jennifer Merhib

                  STRAT PETROLEUM, LTD. (a Wyoming corporation)

                         ACTION IN WRITING BY DIRECTORS

      The undersigned Directors of STRAT PETROLEUM. LTD., hereby adopt the following resolutions without a meeting pursuant to the Wyoming Business Corporation Act, to wit:

      RESOLVED, that the following person, effective July ___, 2004, shall serve as an officer of the Company in the capacities set opposite his name until such rime as his successors arc duly elected and qualify;

      H. Sam Hyams - President, Chief Executive Officer & Chairman

      H. Sam Hyams - Secretary

      BE IT FURTHER RESOLVED, that the Secretary of the Company be and he hereby is authorized to certify as having been adopted by resolution or resolutions necessary to open or transfer banking accounts maintained in the ordinary course of business with financial institutions and the Secretary so certifying such resolutions shall be and hereby is directed to include in the records of the Company copies of any resolutions so certified.

      Signed this 12th day of July 2004.          DIRECTOR



                                                    /s/ Jennifer Merhib
                                                  ----------------------
                                                  Jennifer Merhib







                                                  H. Sam Hyams

                RESOLUTIONS ADOPTED BY UNANIMOUS WRITTEN CONSENT
                            OF THE BOARD OF DIRECTORS
                                       OF
                              STRAT PETROLEUM, LTD.
                              A Wyoming Corporation


      The undersigned, constituting all of the members; of the Board of Directors ("Directors") of Strat Petroleum, Ltd., a Wyoming corporation ("Corporation"), consistent with the Wyoming Business Corporation Act, hereby consent to, and adopt, the following resolutions effective as of July 8, 2004:

                              COMMON STOCK ISSUANCE

      WHEREAS, the Corporation entered into a certain Share Exchange Agreement dated July 8, 2004, pursuant to which notes payable can be converted into shares of the Company's common stock ("Shares")- As a result of the payment of certain obligations the Company agreed to issue 379,000,000 shares without restrictive legend to the holders of the Notes Payable. Based on the foregoing, and in particular the fact that neither of the shareholders would be deemed an affiliate of Strat Petroleum, and the election to receive the Shares were made in excess of two years from the date hereof, the Shares may be issued in compliance with the Act, and without restrictive legend or stop transfer instructions being noted against the Shares. The shares arc to be issued to the following individuals in the following share amounts:


      Robert Fuchs                      67,000.000 Shares

      Kenneth Gillis                    60,000,000 Shares

      Jeanine Campanalc                 73,000,000 Shares

      Mike Marscowicz                   81,000,000 Shares

      Ronald Ratner                     98,000,000 Shares




                               GENERAL RESOLUTION

      RESOLVED FURTHER, that the officers and directors of the Corporation are hereby authorized, empowered and directed to execute and deliver such documents, agreements, stock certificates, or instruments, in the form required by the By-Laws and applicable law (collectively, the "Documents"), and to take all steps and perform all such acts and things as may appear in such officer's discretion to be necessary or advisable in order to fully carry out the intent and effectuate the purpose of the foregoing resolution.

      RESOLVED FURTHER, that the Corporation hereby approves in all respects the Corporation's performance of each of its obligations under each of the Documents.

      IN WITNESS WHEREOF, the undersigned, constituting all of the members of the Board of Directors of the Corporation, hereby execute this Unanimous Written Consent as of this 8th day of July, 2004.

                                                  DIRECTOR



                                                    /s/ Jennifer Merhib
                                                  ----------------------
                                                  Jennifer Merhib

                RESOLUTIONS ADOPTED BY UNANIMOUS WRITTEN CONSENT
                            OF THE BOARD OF DIRECTORS
                                       OF
                              STRAT PETROLEUM, LTD.
                              A Wyoming Corporation


      The undersigned, constituting all of the members of the Board of Directors ("Directors") of Strat Petroleum, Ltd., a Wyoming corporation ("Corporation"), consistent with the Wyoming Business Corporation Act, hereby consent to, and adopt, the following resolutions effective as of July 8, 2004:

                              COMMON STOCK ISSUANCE

      WHEREAS, the Corporation entered into a certain Share Exchange Agreement dated July 8, 2004, pursuant to which shares shall be issued for consideration of the assets of Inese, Ltd. The shares are to be issued to the following individuals in the following share amounts with restrictive legend:

      Hyams Family  Trust        297,000,000 Shares

      Flatt Family Trust         147,000,000 Shares

      Lcv Pcrclman               147,000,000 Shares

      Joseph Frasko              90,000,000 Shares

      Elizabeth Zimmcr           16,000,000 Shares

                               GENERAL RESOLUTION

      RESOLVED FURTHER, that the officers and directors of the Corporation arc hereby authorized, empowered and directed to execute and deliver such documents, agreements, stock certificates, or instruments, in the form required by the By-Laws and applicable law (collectively, the "Documents"), and to take all steps and perform all such acts and things as may appear in such officers(1) discretion to be necessary or advisable in order to fully carry out the intent and effectuate the purpose of the foregoing resolution.

      RESOLVED FURTHER, that the Corporation hereby approves in all respects the Corporation's performance of each of its obligations under each of the Documents.





      IN WITNESS WHEREOF, the undersigned, constituting all of the members of the Board of Directors of the Corporation, hereby execute this Unanimous Written Consent as of this 8th day of July, 2004

                                                  DIRECTOR



                                                    /s/ Jennifer Merhib
                                                  ----------------------
                                                  Jennifer Merhib

                RESOLUTIONS ADOPTED BY UNANIMOUS WRITTEN CONSENT
                            OF THE BOARD OF DIRECTORS
                                       OF
                              STRAT PETROLEUM, LTD,
                              A Wyoming Corporation


      The undersigned, constituting all of the members of the Board of Directors ("Directors") of Strat Petroleum, Ltd., a Wyoming corporation ("Corporation"), consistent with the Wyoming Business Corporation Act, hereby consent to, and adopt, the following resolutions effective as of July 8, 2004:

                              COMMON STOCK ISSUANCE

      WHEREAS, the Corporation entered into a certain Share Exchange Agreement dated July 8, 2004, pursuant to which amounts due as a Note Payable for consulting services rendered regarding the completion of the change in control of F2 Broadcast Network, Inc. to the shareholders of Inese Ltd., an Ontario Corporation, the resulting entity to be named Strat Petroleum, Ltd. can be converted into shares of the Company's common stock ("Shares"). As a result of the payment of certain obligations the Company agreed to issue 56,700,000 shares without restrictive legend to the holders of the Note Payable. Based on the foregoing, and in particular the fact that neither of the shareholders would be deemed an affiliate of Strat Petroleum, and the election to receive the Shares were made, the Shares may be issued in compliance with the Act, and without restrictive legend or stop transfer instructions being noted against the Shares. The shares are to be issued to the following individuals in the following share amounts:


      First Summit Financial Group Corp.     20,850,000

      Shawn Pecore                           20,850,000

      Marble Resources Inc.                  15,000,000

                               GENERAL RESOLUTION


      RESOLVED FURTHER, that the officers and directors of the Corporation are hereby authorized, empowered and directed to execute and deliver such documents agreements, stock certificates, or instruments, in the form required by the By-t aws and applicable law (collectively, the "Documents"), and to take all steps and perform all such acts and things as may appear in such officer's discretion to be necessary or advisable in order to hilly carry out the intent and effectuate the purpose of the foregoing resolution.


      RESOLVED FURTHER, that the Corporation hereby approves in all respects the Corporation's performance of each of its obligations under each of the Documents.

      IN WITNESS WHEREOF, the undersigned, constituting all of the members of the Board of Directors of the Corporation, hereby execute this Unanimous Written Consent as of this 8lh day of July, 2004.

                                                  DIRECTOR



                                                    /s/ Jennifer Merhib
                                                  ----------------------
                                                  Jennifer Merhib

   RESOLUTIONS ADOPTED BY UNANIMOUS WRITTEN CONSENT OF THE BOARD OF DIRECTORS
                                       OF
                           F2 BROADCAST NETWORK, INC.
                              A Nevada Corporation


      The undersigned Director, being sole Director ("Director") of F2 Broadcast Network, Inc., a Nevada corporation ("Corporation"), acting pursuant to NRS
78.315 of the Nevada Business Corporation Act, hereby consents to, and adopts, the following actions and adopts the following resolutions effective as of June 8,2004:

                              COMMON STOCK REVERSE

      WHEREAS, the Director deems it to be in the best interests of the Corporation to effect a reverse stock split of its common stock, one (1) new common share of stock for each twenty-five (25) old common shares of stock.

      NOW, THEREFORE, BE IT RESOLVED, that a reverse stock split of the Corporation's common stock, one (1) new common share of stock for each twenty-five (25) old common shares of its common stock is hereby authorized. There shall be no fractional shares and the Transfer Agent shall be instructed Kit average up.

                               GENERAL RESOLUTION

      RESOLVED FURTHER, that the officers) and director(s) of the Corporation is hereby authorized, empowered and directed to execute and deliver such documents, agreements, stock certificates, or instruments, in the form required by the By-Laws and applicable law (collectively, the "Documents"), and to take all steps and perform all such acts and things as may appear in such officer's discretion to be necessary or advisable in order to fully carry out the intent and effectuate the purpose of the foregoing resolution.

      RESOLVED FURTHER, that the Corporation hereby approves in all respects the Corporation's performances of each of its obligations under each of the Documents.

      IN WITNESS WHEREOF, the undersigned, being the sole Director of the
Corporation, hereby executes this                             Unanimous Written
Consent as of this 8lh day of June, 2004.

                                                  DIRECTOR



                                                    /s/ Jennifer Merhib
                                                  ----------------------
                                                  Jennifer Merhib

                           F2 BROADCAST NETWORK, INC.

                       ACTION IN WRITING BY SOLE DIRECTOR
                                       AND
                   AMENDMENT OF THE ARTICLES OF INCORPORATION
                                       OF
                           F2 BROADCAST NETWORK, INC.
                               (a Nevada Company)

      The undersigned Director, being sole Director of F2 Broadcast Network, Inc., hereby adopts the following resolution without a meeting pursuant to NRS 78.315, to-wit:

      RESOLVED, that the Board of Directors hereby declare it advisable and in the best interest of the Corporation that the total number of shares of all classes of stock which the corporation shall have authority to issue is ONE BILLION FIVE HUNDRED MILLION (1,500,000,000) shares of which ONE BILLION FOUR HUNDRED FIFTY MILLION (1,450,000,000) shares shall be Common Stock, without par value, and FIFTY MILLION (50,000,000) shares shall be Serial Preferred Stock, without par value.

      BE IT FURTHER RESOLVED, that by inclusion of this Resolution and Amendment with the Articles of Incorporation of this corporation in the corporation's record book the Articles of Incorporation will be considered to reflect the wording contained herein.


                                                  DIRECTOR



                                                    /s/ Jennifer Merhib
                                                  --------------------------
                                                  Jennifer Merhib, Director



      Dated:June 9, 2004

                        ROGER A. KIMMEL, JR. & ASSOCIATES
                               COUNSELLORS AT LAW
                           114 BARR1NGTON TOWN SQUARE
                                    SUITE 159
                               AURORA, OHIO 44202
FAX: (330)562-1669          TELEPHONE: (330)995-0051   E-Mail: KimmelLaw@aol.com

     Practice Limited to Matters Involving Corporate Securities & Governance

June 2,2004

TRANSMITTED VIA FACSIMILE
Mr. H. Sam Hyams
President
Inese, Ltd.
1111 Flint Road
Unit 6
Toronto, ON, M3J 3C7

          Re: Transfer of Control of F2 Broadcast Network, Inc., a Public Non-Reporting Corporation

 Dear Mr. Hyams:

      The purpose of this letter is to set forth the basic terms by which Inese, Ltd., an Ontario corporation (the "Company"), shall take control of F2 Broadcast Network, Inc., a Nevada corporation ("F2") so that the contemplated share exchange shall qualify as a tax-free reorganization under the applicable provisions of the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder (the "Code"). The following basic terms will serve as the basis from which we would proceed to develop terms and conditions of a definitive agreement (the "Definitive Agreement") under which the share exchange would be consummated. Except as specifically set forth herein, this Letter of Intent shall be non-binding and in the event that the parties are unable to reach a Definitive Agreement, neither party shall have any claims against the other.

      1. Consideration. As part of the contemplated Transfer of Control of F2 to the Company, a 60 2/3% ownership interest in F2 (546,000,000 shares of F2 Common Stock with legend, post-reorganization) shall be vested in the Company.

      2. Negotiation of Definitive Agreement. Within thirty (30) days from the date hereof, the parties will enter into a Definitive Agreement. Such Definitive Agreement will reflect the agreed upon terms and conditions set forth herein, as well as other terms and conditions which are usual or typical for transactions of similar type and magnitude.

      3. Exchange; Surviving Corporation. In accordance with and subject to the provisions of the Definitive Agreement and the Nevada Business Corporation Act ("BCA"), at the Effective Time, the parties shall exchange shares so that F2 shall survive and shall continue to exist under the laws of the State of Nevada.

      4. Directors and Officers. The Board of Directors shall consist of three
(3) members, to-wit: H. Sam Hyams, Chaim Flatt and Lev Perelman. Officers will then be appointed by the Board of Directors.

      5. Effective Time. The Transfer of Control shall become effective at the time and date that the Definitive Agreement is executed, in form and substance acceptable to the Parties, and Certificates thereof are accepted for filing by the Secretary of State of Nevada.


      6. No Shop Provision. In exchange for a cash payment of ten dollars and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, by F2 from the Company, F2, through June 30, 2004 shall not, (a) solicit any offers to buy any securities of F2; (b) hold discussions with any party (other than the Company) looking toward such an offer or solicitation; (c) enter into any agreement with any party (other than the Company) looking toward such an offer or solicitation; or (d) enter into any agreement with any party (other than the Company) with respect to the sale of any of its securities or with respect to any merger, consolidation, or similar transaction.

      7. Closing Conditions. The obligations of the Company and F2 to execute and deliver the Definitive Agreement and to consummate the Transfer of Control are subject to the satisfaction or waiver of the following conditions:

      (i) The completion of mutual customary due diligence by the Company and F2, which due diligence does not disclose facts or circumstances that are determined by the Company or F2 to be unsatisfactory in the exercise of reasonable business judgment;

      (ii) No claim, suit, action or other proceeding shall be pending or threatened in writing before or by any court, governmental agency or other entity against the Company or F2 that materially and adversely affects the financial condition, businesses, assets or results of operations of the subject entity and, which has not been publicly disclosed; and

      (iii) The drafting, negotiation, execution and delivery of the Definitive Agreement acceptable to both parties, which shall include representations, warranties, covenants, indemnifications, and conditions customary for transactions of this size and in this industry.

      8. Closing. Subject to satisfaction of the conditions contained in the Definitive Agreement, the Closing will take place on or before June 30, 2004, or as may be mutually agreed.

      9. Due Diligence. Pending the preparation and execution of the Definitive Agreement, the Company and F2 shall permit the other party and its representatives and agents to reasonably examine its finances, contracts, and businesses and interview its officers, directors and employees. Both the Company and F2 will complete due diligence on or before June 17, 2004.

      10. Confidentiality. Each party to this Letter of Intent agrees to maintain the confidentiality of all of the information received from the other party and use such information only for the purposes contemplated by this Letter of Intent; provided, however, that the parties shall be permitted to disclose the materials and information they each receive from the other to their respective advisors, representatives and agents in connection with performing duties related to the transaction contemplated in this Letter of Intent. In the event of a termination or expiration of this Letter of Intent for any reason, each party shall return to the other all documents (and any copies thereof) and information provided to it by the other party. The obligation of confidentiality under this paragraph shall survive the termination of this Letter of Intent.

      11. Good Faith. The Company and F2 shall proceed in good faith to negotiate, agree upon and enter into a Definitive Agreement embodying the terms and conditions contained in this Letter of Intent and to consummate the Closing of the Transfer of Control pursuant thereto.

      12. Intention of the Parties. Except for Paragraphs 6,9,10 and 11 above, which shall be binding, this Letter of Intent is accepted by the parties as merely a statement of mutual intention at this time to conduct further negotiations along the lines indicated above, does not purport to include all the essential terms of the contemplated Transfer of Control, and it is the intention of the parties that no one shall be obligated to complete the Transfer of Control unless the Definitive Agreement shall be executed and delivered by the parties thereto in form and substance satisfactory to the parties thereto on or prior to June 30, 2004 (or such date as the parties may mutually agree), and then only in accordance with the terms of such Definitive Agreement. The parties acknowledge that the Definitive Agreement is subject to the approval of the respective Board of Directors and neither the Company or F2 shall be bound to the other by this Letter of Intent for damages, references, failure to finally agree upon a formal and final Definitive Agreement, or in any other way.

      13. Expenses. Each of the parties shall pay all of its own expenses incidental to the negotiation and preparation of the Definitive Agreement and of all other documentation, including financial statements relating to the Transfer of Control, regardless of whether the Transfer of Control is consummated.

      14. Announcements. The Company and F2 will consult and cooperate with each other as to the timing and content of any announcements of the transactions contemplated hereby to the general public or to employees, customers or suppliers.

      15. Brokerage. The Company and F2 each represent that no finder, broker, investment banker or other similar person has been involved in this transaction. Each party agrees to indemnify and hold the other harmless from the payment of any brokerage fee, finder's fee or commission claimed by any other person or entity who claims to have been involved in the transaction herein because of an association with such party.

      16. Facsimile Execution. This Letter of Intent may be executed in counterparts by original or telefax signatures, and all counterparts of this Letter of Intent which are executed by telefax signature shall be valid and binding as original signatures for all purposes.

      17. Choice of Law. This Agreement and its application shall be governed by the laws of the State of Nevada.

      18. Merger; Surviving Corporation. Once the Definitive Agreement has been executed and the Transfer of Control of F2 Broadcast Network, Inc. to Inese, Ltd. has been completed, the separate existence of Inese, Ltd. shall cease and F2 Broadcast Network, Inc. shall continue to exist under the new name of "Strat Petroleum Ltd." by virtue of, and shall be governed by, the laws of the State of Nevada.

      If the proposal described in this Letter of Intent is acceptable, please so indicate by signing and dating a duplicate copy in the space provided below and return same to my attention via facsimile transmission. Closing will be held as soon as reasonably possible after execution of the Definitive Agreement and the fulfillment of the other conditions precedent, but in no event later than June 30,2004.

 Sincerely,


 F2 BROADCAST NETWORK, INC.                              INESE, LTD.
 "F2"                                                    "The Company




                                                         /s/ H. Sam Hyams
                                                         -----------------------
By: Jennifer Merhib                                      By: H. Sam Hyams
Its: President                                           Its: President


Agreed and accepted this __ day of June 2004.         Agreed and accepted this 9 day of June 2004

                                    EXHIBIT A




      IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their authorized representatives, a1l as of the date first written above.


                                        Strat Petroleum, Ltd



                                        By: /s/ Jennifer Merhib
                                            ------------------------------------
                                            Jennifer Merhib, President and CEO






                                        Inese Ltd.



                                        By: /s/ Sam Hyams
                                            ------------------------------------
                                            Sam Hyams, CEO & President